Form 10-Q
period 1996-03-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1996-05-15
CIK 881889

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   March  31, 1996


                                          OR

[   ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-10967


                       ENHANCE FINANCIAL SERVICES GROUP INC.
                (Exact name of registrant as specified in its charter)

                New York                       13-3333448
(State or other jurisdiction                (I.R.S. Employer
 of incorporation or organization)      Identification No.)

                  335 Madison Avenue, New York, New York 10017
                     (Address of principal executive offices)
                                   (Zip Code)


                                (212) 983-3100
             (Registrant's telephone number, including area code)



   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X X__     No _____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,949,025 shares of common stock, par value $.10 per share, as of May 10, 1996.

                        ENHANCE FINANCIAL SERVICES GROUP INC.

                                        INDEX




PART I        FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Financial Statements


                                                                                          PAGE
              Consolidated Balance Sheets -
                   March 31, 1996 and December 31, 1995...........................         3

              Consolidated Statements of  Income -
                   Three months ended March 31, 1996 and 1995.....................         4


              Consolidated Statements of Changes
                    in Shareholders' Equity -
                    Three months ended March 31, 1996.............................         5


              Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1996 and 1995......................         6

              Notes to Consolidated Financial Statements  ........................         7


Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................      8-10


PART II  OTHER INFORMATION........................................................        11


Signature     ....................................................................        12


                         ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                          UNAUDITED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                   March 31,   December 31,
                                                                      1996         1995
                                                                   --------   -------------
ASSETS
 Investments:
    Fixed maturities, held to maturity, at amortized cost
       (market value $220,962 and $218,036)........................ $211,609      $206,427
    Fixed maturities, available for sale, at market
       (amortized cost $473,741 and $471,011) .....................  477,813       489,159
    Common stock, at market (cost $498)............................      729           729
    Investment in affiliates.......................................    7,616         7,241
    Short-term investments.........................................   38,529        44,103
    Cash and cash equivalents......................................   18,371         8,782
                                                                   --------   -------------
      Total Investments............................................  754,667       756,441

 Premiums receivable...............................................   18,234        21,217
 Accrued interest and dividends receivable.........................    9,102        10,739
 Deferred policy acquisition costs.................................   81,466        81,197
 Federal income taxes recoverable..................................      422           726
 Property and equipment............................................    1,732         1,709
 Prepaid reinsurance premiums......................................    3,779         4,448
 Reinsurance recoverable on unpaid losses..........................    1,845         1,853
 Other assets......................................................   29,966         9,229
                                                                   --------   -------------
      TOTAL ASSETS................................................. $901,213      $887,559
                                                                   --------   -------------
                                                                   --------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Losses and loss adjustment expenses...............................  $31,691       $30,799
 Reinsurance payable on paid losses and loss adjustment expenses...    2,507         2,645
 Deferred premium revenue..........................................  252,948       252,499
 Accrued profit commissions........................................    2,617         3,719
 Deferred income taxes.............................................   36,560        39,198
 Long-term debt....................................................   78,400        78,400
 Short-term debt...................................................   15,000        15,000
 Payable for securities............................................   18,432        17,324
 Accrued expenses and other........................................   20,585        24,038
                                                                   --------   -------------
     TOTAL LIABILITIES.............................................  458,740       463,622
                                                                   --------   -------------

SHAREHOLDERS' EQUITY
 Common stock-$.10 par value
    Authorized-30,000,000 shares...................................    1,840         1,830
 Additional paid-in capital........................................  199,112       192,865
 Retained earnings.................................................  246,734       235,285
 Unearned compensation/excess pension liability....................      (83)         (104)
 Unrealized gains(losses)..........................................    2,628        12,104
 Treasury stock....................................................   (7,758)      (18,043)
                                                                   --------   -------------
    TOTAL SHAREHOLDERS' EQUITY.....................................  442,473       423,937
                                                                   --------   -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................... $901,213      $887,559
                                                                   --------   -------------
                                                                   --------   -------------

             See notes to unaudited consolidated financial statements

                ENHANCE FINANCIAL SERVICES GROUP INC.
                           AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                            Three months ended
                                                                 March 31,
                                                            --------------------
                                                             1996         1995
                                                            -------      -------
REVENUES

 Net premiums written...................................... $20,447      $11,557
 Increase(decrease) in deferred premium revenue............  (1,195)       2,655
                                                            -------      -------
      Premiums earned......................................  19,252       14,212
 Net investment income.....................................  11,530       10,520
 Net realized gains on sale of investments.................   1,360           34
 Other income..............................................     481          472
                                                            -------      -------
      Total revenues.......................................  32,623       25,238
                                                            -------      -------

Expenses
 Losses and loss adjustment expenses.......................   2,377        2,400
 Policy acquisition costs..................................   6,322        4,902
 Profit commissions........................................     329          100
 Other operating expenses..................................   3,557        2,953
                                                            -------      -------
      Total expenses.......................................  12,585       10,355
                                                            -------      -------
 Income from operations....................................  20,038       14,883
 Equity in net income(loss) of affiliates..................    (470)          91
 Foreign currency gain(loss)...............................     (47)          46
 Interest expense..........................................  (1,447)      (1,340)
                                                            -------      -------
      Income before income taxes...........................  18,074       13,680
 Income tax expense........................................   4,835        3,226
                                                            -------      -------
      Net income........................................... $13,239      $10,454
                                                            -------      -------
                                                            -------      -------

Primary earnings per share.................................   $0.76        $0.60
                                                            -------      -------
                                                            -------      -------

Fully diluted earnings per share...........................   $0.73        $0.60
                                                            -------      -------
                                                            -------      -------


         See notes to unaudited consolidated financial statements

                ENHANCE FINANCIAL SERVICES GROUP INC.
                        AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 1996
                     (In thousands except share amounts)

                                                                               Additional
                                           Common Stock       Treasury Stock     Paid-in
                                         Shares    Amount    Shares      Amount   Capital
                                       ----------  ------  ---------   --------  --------
Balance, December 31, 1995............ 18,302,050  $1,830  1,062,675   ($18,043) $192,865
Amortization of unearned compensation.
Change in unrealized gain (loss)......
Dividends paid ($0.10 per share) .....
Exercise of stock options.............     99,425      10                           1,909
Registration costs of common stock....                                                (27)
Reissuance of treasury stock..........                      (600,000)    10,323     4,365
Purchase of treasury stock............                         1,600        (38)
Net income............................
                                       ----------  ------    -------    -------  --------
Balance, March 31, 1996............... 18,401,475  $1,840    464,275    ($7,758) $199,112
                                       ----------  ------    -------    -------  --------
                                       ----------  ------    -------    -------  --------



                                        Unearned       Unrealized     Retained
                                      Compensation    Gains (Losses)  Earnings     Total
                                      ------------    -------------- --------    --------
Balance, December 31, 1995............       ($104)      $12,104     $235,285    $423,937
Amortization of unearned compensation.          21                                     21
Change in unrealized gain (loss)......                    (9,476)                  (9,476)
Dividends paid ($0.10 per share)......                                 (1,790)     (1,790)
Exercise of stock options.............                                              1,919
Registration costs of common stock....                                                (27)
Reissuance of treasury stock..........                                             14,688
Purchase of treasury stock............                                                (38)
Net income............................                                 13,239      13,239
                                      ------------    -------------- --------    --------
Balance, March 31, 1996...............       ($83)       $ 2,628     $246,734    $442,473
                                      ------------    -------------- --------    --------
                                      ------------    -------------- --------    --------


      See notes to unaudited consolidated financial statements

         ENHANCE FINANCIAL SERVICES GROUP INC.
                   AND SUBSIDIARIES

    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands)


                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                         1996       1995
                                                       --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................   $13,239    $10,454
  Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation and amortization, net..............    (2,069)      (741)
     Loss on sale of investments, net................    (1,360)       (34)
     Equity in (net income) loss of affiliates.......       470        (91)
     Compensation, restricted stock award program....        21         41
     Change in assets and liabilities:
        Premiums receivable..........................     2,983     (1,775)
        Accrued interest and dividends receivable....     1,637      1,586
        Accrued expenses and other liabilities.......    (2,245)     5,100
        Deferred policy acquisition costs............      (269)       193
        Deferred premium revenue, net................     1,118     (2,614)
        Accrued profit commissions...................    (1,102)    (3,950)
        Losses and loss adjustment expenses,net......       762      1,911
        Other assets.................................    (2,234)    (4,094)
        Income taxes, net............................     2,597      2,361
                                                       --------    -------
  Net cash provided by operating activities..........    13,548      8,347
                                                       --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.................      (163)      (109)
  Proceeds from sales of investments.................   249,514     82,184
  Purchase of investments............................  (254,039)   (78,310)
  Purchases of short-term investments, net...........   (13,022)   (16,318)
                                                       --------    -------
  Net cash used in investing activities..............   (17,710)   (12,553)
                                                       --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Investment in affiliates...........................    (1,001)         -
  Capital stock......................................     1,892          -
  Short-term debt....................................         -      9,000
  Dividends paid.....................................    (1,790)    (1,567)
  Reissuance of treasury stock.......................    14,688          -
  Purchase of treasury stock.........................       (38)    (3,307)
                                                       --------    -------
Net cash  provided by financing activities...........    13,751      4,126
                                                       --------    -------
Net change in cash and cash equivalents..............     9,589        (80)
Cash and cash equivalents, beginning of period.......     8,782      5,765
                                                       --------    -------
Cash and cash equivalents, end of period.............   $18,371     $5,685
                                                       --------    -------
                                                       --------    -------

            See notes to unaudited consolidated financial statements

                        ENHANCE FINANCIAL SERVICES GROUP INC.
                                   AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        PERIODS ENDED MARCH 31, 1996 AND 1995


1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Rules and Regulations of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995 of Enhance Financial Services Group Inc. ("Enhance Financial").

     The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

2. DIVIDENDS DECLARED

     In March 1996, Enhance Financial declared and paid a cash dividend of $.10 per share totaling approximately $1,790,000.

3. COMMON STOCK ISSUANCE

     In the first quarter of 1996, Swiss Reinsurance Company purchased from Enhance Financial and one of Enhance Financial's shareholders, respectively, 600,000 and 400,000 shares of Enhance Financial common stock at a purchase price of $24.48 per share.

4. RECLASSIFICATIONS

     Certain of the 1996 amounts have been reclassified to conform to the current year presentation.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Enhance Financial Services Group Inc. ("Enhance Financial"), is a holding company that, through its wholly owned subsidiaries, principally Enhance Reinsurance Company and Asset Guaranty Insurance Company (the "Insurance Subsidiaries"), provides financial guaranty insurance and reinsurance and other products and services utilizing the Company's credit-related analytic skills.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1996 VS.
    THREE MONTHS ENDED MARCH 31, 1995

     Gross premiums written in the first three months of 1996 were $22.1 million compared with $12.5 million in the same period in 1995, representing an increase of 77.0%. This increase reflects growth in premiums written in each of the Company's principal product lines.

     Net premiums written increased 76.9% to $20.4 million in the first three months of 1996 from $11.6 million in the same period in 1995, consistent with the increase in gross premiums discussed in the preceding paragraph. Of the Company's net premiums written in the first quarter of 1996, 27.3%, 21.8% and 50.9% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's specialty businesses, respectively, compared to 27.7%, 14.6% and 57.7% during the same period in 1995.

     In the first quarter of 1996, industry new-issue volume was $40.2 billion, a 39.2% increase over the same period in 1995. The insured portion of such new issues was 47.4% and 30.4% during the first quarters of 1996 and 1995, respectively. Total municipal bond refundings in the first three months of 1996 represented 28% of new-issue volume, up from 15% for the 1995 first quarter.

     Earned premiums grew 35.5% to $19.3 million in the first quarter of 1996 from $14.2 million in the 1995 first quarter. Earned premiums from refundings contributed $3.5 million (or 18.2%) of earned premiums in the 1996 first quarter compared to $1.0 million (or 7.1%) in the same period in 1995. The increase in earned premiums further reflected growth from the Company's specialty businesses, which contributed $7.0 million of earned premiums in the 1996 first quarter, compared to $5.3 million in the comparable 1995 quarter, as well as the earnings generated from the higher balance of deferred premium revenue in the financial guaranty reinsurance business. Deferred premium revenue grew to $253 million at March 31, 1996 from $228 million at the beginning of 1995.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)

    Net investment income increased 9.6% to $11.5 million in the first three months of 1996 from $10.5 million in the same period in 1995. This increase resulted primarily from the growth in the Company's investment portfolio from $640 million at the beginning of 1995 to $747 million at March 31, 1996. The average yields on the Company's investment portfolio were 6.3% and 6.7% for the first quarters of 1996 and 1995, respectively. In addition, the Company realized $1.4 million capital gains in the first quarter of 1996 compared with nominal gains in the first quarter of 1995.

     Incurred losses and LAE were $2.4 million in each of the 1996 and 1995 first quarters.

     The Company's expense ratio was 53.0% in the first quarter of 1996 compared to 56.0% in the 1995 first quarter. Policy acquisition costs were $6.3 million and $4.9 million for the first quarter of 1996 and 1995, respectively, representing 32.8% and 34.5% of earned premiums in those respective periods. The decrease in the ratio reflects in part a change in the product mix, with a higher proportion of 1995 earned premiums derived from businesses with a higher acquisition cost structure. Other operating expenses increased 20.4% to $3.6 million in the first quarter of 1996 from $3.0 million during the same period in 1995 largely reflecting the increased level of expenses associated with the Company's strategic diversification activities.

    The Company incurred net losses of $0.5 million from its equity investments in the first quarter of 1996 compared to $0.1 million of profits in the 1995 first quarter. The 1996 net losses reflect start-up costs incurred in one of the Company's equity investments which commenced operations in October 1995.

     Interest expense totaled $1.4 million in the first quarter of 1996 compared to $1.3 million for the same period in 1995.

     The Company's effective tax rate for the first quarter of 1996 was 26.8% compared to 23.6% for the 1995 comparable period. The increase in the tax rate reflects a higher rate of increase in the taxable components of net income resulting primarily from higher underwriting income in the 1996 first quarter, as well as higher capital gains.

     The Company's 1996 first-quarter net income increased 26.7% to $13.2 million from $10.5 million in the first quarter of 1995. First-quarter 1996 primary earnings per share similarly increased 26.7% to $.76 per share from $0.60 per share for the first quarter of 1995, while operating earnings per

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)

share, which excludes the impact of capital gains and losses, increased 19.2% to $0.71 from $0.60 in the 1995 first quarter. The increases reflected the increased underwriting and investment income offset in part by losses from equity in affiliates.

     The weighted average shares outstanding during the first quarter of 1996 was 17.45 million compared to 17.47 million for the first quarter of 1995.

II.  LIQUIDITY AND CAPITAL RESOURCES

     As a holding company, Enhance Financial finances the payment of its operating expenses, principal and interest on its debt obligations, dividends, if any, to its shareholders and the repurchase of Common Stock primarily from dividends and other payments from the Insurance Subsidiaries. The Company also draws on the line of credit provided under the credit agreement described below between Enhance Financial and its bank lenders. Payments of dividends to Enhance Financial by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. As of March 31, 1996, the maximum amount of dividends available from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities was $13.3 million.

     The Company's cash flow from operations for the first quarter of 1996 was $13.5 million compared to $8.3 million for the same period in 1995. The Company's investment portfolio declined to $747 million at March 31, 1996 from $749 million at December 31, 1995 as a result of adjustments due to market valuations in the available for sale portfolio.

     The Company maintains the Credit Agreement with two major commercial banks providing for borrowing of up to $30 million to be used for general corporate purposes. As of March 31, 1996, the Company had borrowed $15.0 million under the Credit Agreement. There were no drawdowns during the first quarter of 1996.

     In March 1996, Enhance Financial declared and paid a regular quarterly dividend of $.10 per share totaling $1.8 million, which represents an increase from the 1995 first quarter dividend of $0.09 per share.

                             PART II - OTHER INFORMATION




                                         None

                                      SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ENHANCE FINANCIAL SERVICES GROUP INC.



Date:    May 13, 1996              By: /s/ Robert M. Rosenberg
                                       -------------------------
                                       Robert M. Rosenberg
                                       Executive Vice President (duly
                                       authorized officer) and
                                       Principal Financial Officer