Form 10-Q/A
period 1996-03-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1996-08-14
CIK 881889

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QA-1
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

                             PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27. Financial Data Schedule

                                      SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ENHANCE FINANCIAL SERVICES GROUP INC.



Date:  August 14, 1996             By: /s/ Arthur Dubroff
                                       -------------------------
                                       Arthur Dubroff
                                       Executive Vice President (duly
                                       authorized officer) and
                                       Principal Financial Officer