Form 10-Q
period 1996-06-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1996-08-14
CIK 881889

DRAFT 081296          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  June  30, 1996



                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes XX   No ___

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,014,075 shares of common stock, par value $.10 per share, as of August 9, 1996.

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      INDEX


                                                                          PAGE
                                                                          ----


Part I  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

         Consolidated Balance Sheets -
              June 30, 1996 and December 31, 1995......................   3

         Consolidated Statements of  Income -
              Three and six months ended June 30, 1996 and 1995........   4


         Consolidated Statements of Changes
               in Shareholders' Equity -
                Six months ended June 30, 1996.........................   5


         Consolidated Statements of Cash Flows -
             Six months ended June 30, 1996 and 1995...................   6


         Notes to Consolidated Financial Statements....................   7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................   8-13


PART II OTHER INFORMATION..............................................  14


Signature..............................................................  15

Exhibit 27.  Financial data schedules

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                                      June 30,          December 31,
                                                                                                     ---------          -----------
                                                                                                        1996                1995
                                                                                                     ---------            ---------
Assets
   Investments:
      Fixed maturities, held to maturity, at amortized cost
         (market value $224,260 and $218,036) ............................................           $ 215,899            $ 206,427
      Fixed maturities, available for sale, at market
         (amortized cost $496,361 and $471,011) ..........................................             498,448              489,159
      Common stock, at market (cost $498) ................................................                 878                  729
      Investment in affiliates ...........................................................               7,310                7,241
      Short-term investments .............................................................              52,477               44,103
      Cash and cash equivalents ..........................................................              23,797                8,782
                                                                                                     ---------            ---------
        Total Investments ................................................................             798,809              756,441

   Premiums receivable ...................................................................              16,766               21,217
   Accrued interest and dividends receivable .............................................              10,158               10,739
   Deferred policy acquisition costs .....................................................              84,119               81,197
   Federal income taxes recoverable ......................................................               2,018                  726
   Property and equipment ................................................................               1,814                1,709
   Prepaid reinsurance premiums ..........................................................               3,198                4,448
   Reinsurance recoverable on unpaid losses ..............................................               1,866                1,853
   Receivable from affiliates ............................................................               7,411                  945
   Other assets ..........................................................................              26,100                8,284
                                                                                                     =========            =========
        TOTAL ASSETS .....................................................................           $ 952,259            $ 887,559
                                                                                                     =========            =========


Liabilities and Shareholders' Equity

LIABILITIES
   Losses and loss adjustment expenses ...................................................           $  25,781            $  30,799
   Reinsurance payable on paid losses and loss adjustment expenses .......................               2,007                2,645
   Deferred premium revenue ..............................................................             259,716              252,499
   Accrued profit commissions ............................................................               2,750                3,719
   Deferred income taxes .................................................................              36,656               39,198
   Long-term debt ........................................................................              78,400               78,400
   Short-term debt .......................................................................              13,000               15,000
   Payable for securities ................................................................              59,465               17,324
   Accrued expenses and other ............................................................              21,640               24,038
                                                                                                     ---------            ---------
       TOTAL LIABILITIES .................................................................             499,415              463,622
                                                                                                     ---------            ---------

SHAREHOLDERS' EQUITY
   Common stock-$.10 par value
      Authorized-30,000,000 shares .......................................................               1,847                1,830
   Additional paid-in capital ............................................................             200,356              192,865
   Retained earnings .....................................................................             256,812              235,285
   Unearned compensation/excess pension liability ........................................                 (62)                (104)
   Unrealized gains(losses) ..............................................................               1,649               12,104
   Treasury stock ........................................................................              (7,758)             (18,043)
                                                                                                     ---------            ---------
      TOTAL SHAREHOLDERS' EQUITY .........................................................             452,844              423,937
                                                                                                     =========            =========
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................           $ 952,259            $ 887,559
                                                                                                     =========            =========

            See notes to unaudited consolidated financial statements
                                       -3-

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               Three months ended               Six months ended
                                                                                    June 30,                        June 30,
                                                                           ------------------------        ------------------------
                                                                             1996            1995            1996            1995
                                                                           --------        --------        --------        --------
Revenues
   Net premiums written ............................................       $ 25,172        $ 24,622        $ 45,619        $ 36,179
   Increase in deferred premium revenue ............................         (7,347)         (8,674)         (8,542)         (6,019)
                                                                           --------        --------        --------        --------
        Premiums earned ............................................         17,825          15,948          37,077          30,160
   Net investment income ...........................................         11,624          10,645          23,154          21,165
   Net realized gains(losses) on sale of investments ...............         (1,119)           (573)            241            (539)
   Other income ....................................................            576             280           1,057             752
                                                                           --------        --------        --------        --------
        Total revenues .............................................         28,906          26,300          61,529          51,538
                                                                           --------        --------        --------        --------

Expenses
   Losses and loss adjustment expenses .............................          1,964           2,270           4,341           4,670
   Policy acquisition costs ........................................          5,876           6,193          12,198          11,095
   Profit commissions ..............................................            132              (5)            461              95
   Other operating expenses ........................................          3,297           2,386           6,854           5,339
                                                                           --------        --------        --------        --------
        Total expenses .............................................         11,269          10,844          23,854          21,199
                                                                           --------        --------        --------        --------
   Income from operations ..........................................         17,637          15,456          37,675          30,339
   Equity in net income(loss) of affiliates ........................           (265)             75            (735)            166
   Foreign currency gain(loss) .....................................           (122)            471            (169)            517
   Interest expense ................................................         (1,425)         (1,370)         (2,872)         (2,710)
                                                                           --------        --------        --------        --------
        Income before income taxes .................................         15,825          14,632          33,899          28,312
   Income tax expense ..............................................          3,945           3,512           8,780           6,738
                                                                           ========        ========        ========        ========
        Net income .................................................       $ 11,880        $ 11,120        $ 25,119        $ 21,574
                                                                           ========        ========        ========        ========

Primary earnings per share .........................................       $   0.66        $   0.64        $   1.42        $   1.24
                                                                           ========        ========        ========        ========

Fully diluted earnings per share ...................................       $   0.64        $   0.64        $   1.37        $   1.24
                                                                           ========        ========        ========        ========


            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      FOR THE SIX MONTHS ENDED JUNE 30, 1996

                       (In thousands except share amounts)

                                                                                       Addi-             Unreal-
                                           Common Stock           Treasury Stock       tional Unearned    ized
                                      ---------------------   ---------------------   Paid-in  Compen-   Gains   Retained
                                        Shares      Amount      Shares      Amount    Capital  sation   (Losses) Earnings    Total
                                      ----------   --------   ----------   --------   --------  -----   -------  --------  --------
Balance, December 31, 1995 ........   18,302,050   $  1,830    1,062,675   ($18,043)  $192,865  ($104)  $12,104  $235,285  $423,937
Amortization of unearned
  compensation                                                                                     42                            42
Change in unrealized gain (loss) ..                                                                     (10,455)            (10,455)
Dividends paid ($0.20 per share) ..                                                                                (3,592)   (3,592)
Exercise of stock options .........      169,900         17                              3,407                                3,424
Registration costs of common stock                                                         (78)                                 (78)
Reissuance of treasury stock ......                             (600,000)    10,323      4,162                               14,485
Purchase of treasury stock ........                                1,600        (38)                                            (38)
Net income ........................                                                                                25,119    25,119
                                      ----------   --------   ----------   --------   --------  -----   -------  --------  --------
Balance, June 30, 1996 ............   18,471,950   $  1,847      464,275   ($ 7,758)  $200,356  ($ 62)  $ 1,649  $256,812  $452,844
                                      ==========   ========   ==========   ========   ========  =====   =======  ========  ========





            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Six months ended
                                                                  June 30,
                                                          ---------------------
                                                            1996         1995
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ........................................  $  25,119   $  21,574
     Adjustments to reconcile net income to net cash
          provided by operating activities:
     Depreciation and amortization, net ................     (4,045)     (2,327)
     (Gain)loss on sale of investments, net ............       (241)        539
     Equity in (net income) loss of affiliates .........        735        (166)
     Compensation, restricted stock award program ......         42          84
     Change in assets and liabilities:
          Premiums receivable ..........................      4,451      (4,830)
          Accrued interest and dividends receivable ....        581       1,012
          Accrued expenses and other liabilities .......     (2,198)     10,286
          Deferred policy acquisition costs ............     (2,922)     (2,627)
          Deferred premium revenue, net ................      8,467       6,052
          Accrued profit commissions ...................       (969)     (4,085)
          Losses and loss adjustment expenses,net ......     (5,669)        (63)
          Other assets .................................     (1,235)      1,266
          Income taxes, net ............................      3,016       5,914
                                                          ---------   ---------
Net cash provided by operating activities ..............     25,132      32,629
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ................       (387)       (167)
     Proceeds from sales of investments ................    540,108     215,213
     Purchase of investments ...........................   (546,198)   (192,807)
     Purchases of short-term investments, net ..........     (8,374)    (41,899)
                                                          ---------   ---------
Net cash used in investing activities ..................    (14,851)    (19,660)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Investment in affiliates ..........................     (1,001)       --
     Receivable from affiliates ........................     (6,466)       --
     Capital stock .....................................      3,346         125
     Short-term debt ...................................     (2,000)      9,000
     Dividends paid ....................................     (3,592)     (3,470)
     Reissuance of treasury stock ......................     14,485        --
     Purchase of treasury stock ........................        (38)     (5,886)
                                                          ---------   ---------
Net cash provided by financing activities ..............      4,734        (231)
                                                          ---------   ---------
Net change in cash and cash equivalents ................     15,015      12,738
Cash and cash equivalents, beginning of period .........      8,782       5,765
                                                          ---------   ---------
Cash and cash equivalents, end of period ...............  $  23,797   $  18,503
                                                          =========   =========




            See notes to unaudited consolidated financial statements

                           PART II - OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security holders

     On June 6, 1996, the registrant held an annual meeting of shareholders, at which the shareholders voted as indicated on the following proposals:

     (a)   The election of the following persons as directors:

            Name                    For                     Against
            ----                    ---                     -------
            Arthur Dubroff        15,614,404                1,144,799
            Daniel Gross          15,984,401                  774,802
            Brenton W. Harries    15,614,552                1,144,651
            David R. Markin       15,984,106                1,026,267
            Wallace O. Sellers    15,984,401                  774,802
            Richard J. Shima      15,614,552                1,144,651
            Spencer R. Stuart     15,614,552                1,144,651
            Adrian U. Sulzer      15,983,662                  775,541
            Allan R. Tessler      14,664,827                2,160,086
            Frieda K. Wallison    15,984,401                  774,802

     (b) An amendment to the certificate of incorporation of the registrant to create a new class of preferred stock was approved by a vote of 11,333,534 in favor, 3,875,117 against and 53,950 abstaining.

     (c ) Certain amendments to the Long-Term Incentive Plan for Key Employees of the registrant, including an amendment to increase the number of shares of common stock of the registrant reserved for grants thereunder, were approved by a vote of 11,963,928 in favor, 3,537,468 against and 59,707 abstaining.

     (d) The appointment of Deloitte & Touche LLP as the registrant's outside auditor for fiscal year 1996 was ratified by a vote of 16,761,554 in favor, 0 against and 1,849 abstaining.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1996 AND 1995


 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Rules and Regulations of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995 of Enhance Financial Services Group Inc. ("Enhance Financial"). The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the six months ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

2. DIVIDENDS DECLARED

In March and June 1996, Enhance Financial declared and paid cash dividends of $.10 per share aggregating approximately $3,592,000.

3. COMMON STOCK ISSUANCE

In the first quarter of 1996, Swiss Reinsurance Company purchased from Enhance Financial and one of Enhance Financial's shareholders, respectively, 600,000 and 400,000 shares of Enhance Financial common stock at a purchase price of $24.48 per share.

4. SUBSEQUENT EVENT

On July 9, 1996, the Company and MGIC Investment Corporation formed a joint venture company, Credit-Based Asset Servicing & Securitization LLC ("C-BASS"), which will evaluate, accumulate, service and securitize sub-performing and non-performing residential mortgages. The Company will contribute $24.1 million in cash and other assets including Litton Loan Servicing, Inc., a Houston-based, loss mitigation, residential mortgage servicer purchased by Enhance in 1995, for its 48.25% interest in C-BASS.

5. RECLASSIFICATIONS

 Certain of the 1996 amounts have been reclassified to conform to the current year presentation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



General

Enhance Financial Services Group Inc. ("Enhance Financial") is a holding company that, through its wholly owned subsidiaries, principally Enhance Reinsurance Company and Asset Guaranty Insurance Company (the "Insurance Subsidiaries"), provides financial guaranty reinsurance, reinsurance and insurance of certain credit-related specialty lines of business and primary financial guaranty insurance in certain markets.

Results of Operations

Three Months Ended June 30, 1996 vs.
Three Months Ended June 30, 1995

Gross premiums written in the second quarter of 1996 were $25.3 million compared with $25.2 million in the same period in 1995. Gross premiums derived from non-municipal reinsurance grew by more than 520% to $7.8 million and accounted for 30.8% of second quarter gross premiums written. This was offset in part by a 31.2% decline in municipal reinsurance premiums and a 20.5% decline in premiums derived from the Company's specialty businesses.

Net premiums written increased 2.2% to $25.2 million in the second quarter of 1996 from $24.6 million in the same period in 1995, consistent with the gross premiums analysis discussed in the preceding paragraph. Of the Company's net premiums written in the second quarter of 1996, 39.1%, 31.1% and 29.8% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal debt obligations and the Company's specialty businesses, respectively, compared to 58.0%, 5.1% and 36.9% during the same period in 1995.

Facultative activity contributed $11.7 million of net premiums written in the second quarter of 1996 compared to $9.5 million for the same period in 1995.

In the second quarter of 1996, industry new-issue municipal volume of $41.4 billion was recorded, compared to $40.0 billion in the 1995 second quarter. The insured portion of such new issues was approximately 45% in both periods. Total municipal bond refundings in the second quarter of 1996 decreased to 18.4% of new-issue volume from approximately 20.0% for the 1995 comparable period.

Premiums earned grew 11.8% to $17.8 million in the second quarter of 1996 from $15.9 million during the comparable period in 1995. This increase reflects in part the growth in earned premiums derived from the Company's specialty businesses which contributed $7.2 million of

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

earned premium in the second quarter of 1996, compared to $6.6 million in the comparable 1995 quarter as well as a higher level of refundings which accounted for an estimated $1.7 million of second quarter 1996 earned premiums versus $1.1 million in the second quarter of 1995.

The growth in earned premiums further reflects the earnings generated from the higher balance of deferred premium revenue in the financial guaranty reinsurance business. Deferred premium revenue grew to $256.5 million at June 30, 1996 from $248.1 million at year-end 1995.

Net investment income increased 9.2% to $11.6 million in the second quarter of 1996 from $10.6 million in the same period in 1995. This increase primarily reflects the growth in the Company's investment portfolio during the period. Net investment income is presented after deduction of both external investment management fees and internal costs associated with managing the portfolio.

The average yields on the Company's investment portfolio after all associated costs, were 6.3% for each of the 1996 and 1995 second quarters. In addition, the Company realized $1.1 million of capital losses in the second quarter of 1996 compared with $0.6 million in the same period in 1995.

Incurred losses and LAE were $2.0 million in the second quarter of 1996 compared to $2.3 million during the same period in 1995.

The Company's operating expense ratio was 52.2% for the second quarter of 1996 compared to 53.8% in the 1995 second quarter. Policy acquisition costs ("PAC") were $5.9 million and $6.2 million for the second quarters of 1996 and 1995, respectively, representing 32.9% and 38.8% of premiums earned in those respective periods. Other operating expenses were $3.3 million and $2.2 million in the second quarter of 1996 and 1995, respectively. The higher 1995 second quarter PAC ratio and lower operating expense ratio resulted in large part from revised expense allocations following the Company's reorganization in the first quarter of 1995.

The Company incurred net losses of $0.3 million from its equity investments in the second quarter of 1996 compared to $0.1 million of profits in the 1996 second quarter. The 1996 net losses reflect start-up costs incurred in one of the Company's equity investments which commenced operations in the fourth quarter of 1995.

Interest expense totaled $1.4 million in each of the 1996 and 1995 second quarters.

The Company's effective tax rate for the second quarter of 1996 was 24.9% compared to 24.0% for the 1995 comparable period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The Company's 1996 second-quarter net income increased 6.8% to $11.9 million from $11.1 million in the second quarter of 1995 reflecting increases in premiums earned and investment income and a lower expense ratio. Second quarter 1996 earnings per share increased 2.9% to $0.66 per share from $0.64 per share for the second quarter of 1995, while operating earnings per share, which excludes the impact of capital losses and currency gains and losses, increased 9.1% to $0.71 from $0.65 in the 1995 second quarter.

The per-share increases were offset in part by the higher weighted average shares during the 1996 second quarter following the issuance, in the first quarter of 1996, of 600,000 shares to Swiss Reinsurance Company and the exercise at various times throughout the second quarter of 70,475 stock options.

The weighted average shares outstanding during the second quarter of 1996 was
17.98 million compared to 17.31 million for the second quarter of 1995.

      Six Months Ended June 30, 1996 vs.
      Six Months Ended June 30, 1995

Gross premiums written in the first half of 1996 were $47.5 million compared to $37.7 million in the same period in 1995, representing a 25.8% increase. This increase is principally attributable to a 317% increase in non-municipal reinsurance premiums and a 16.2% increase in premiums derived from the Company's specialty businesses offset in part by a 12.9% decline in municipal reinsurance premiums.

Net premiums written increased 26.1% to $45.6 million in the first half of 1996 from $36.2 million in the same period in 1995, consistent with the increase in gross premiums discussed in the preceding paragraph. Of the Company's net premiums written in the first half of 1996, 33.8%, 26.9% and 39.3% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal debt obligations and the Company's specialty businesses, respectively, compared to 48.3%, 8.2% and 43.5% during the same period in 1995.

Facultative activity contributed $16.0 million of net premiums in the first half of 1996 compared to $11.5 million for the same period in 1995.

In the first six months of 1996, new-issue volume of $88.6 billion was recorded, a 28.7% increase from the same period in 1995. The insured portion of such new issues was 45.6% in the first six months of 1996 compared to 38.6% for the first half of 1995. Total municipal bond refundings in the first six months of 1996 represented 24.3% of new-issue volume compared to 17.7% in the first half of 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Premiums earned grew 22.9% to $37.1 million in the first half of 1996 from $30.2 million during the comparable period in 1995. Earned premiums from refundings contributed $5.2 million (14.0%) of earned premiums in the 1996 first half compared to $2.1 million (6.9%) in the same period in 1995. The increase in earned premiums further reflects the growth in earned premiums derived from the Company's specialty businesses which contributed $14.2 million of earned premium in the first half of 1996, compared to $11.8 million in the comparable 1995 period, as well as the earnings generated from the growing deferred premium revenue balance. Deferred premium revenue grew to $256.5 million at June 30, 1996 from $248.1 million at year-end 1995.

Net investment income increased 9.4% to $23.2 million in the first six months of 1996 from $21.2 million in the first half of 1995. This increase primarily reflects the growth in the Company's investment portfolio during the period. The average yields on the Company's investment portfolio after all associated costs were 6.3% and 6.4% for the first half of 1996 and 1995, respectively. In addition, the Company realized $0.2 million of capital gains during the first half of 1996 compared with $0.5 million of realized capital losses in the 1995 first half. Net investment income is presented after deduction of both external investment management fees and internal costs associated with managing the portfolio.

Incurred losses and LAE were $4.3 million and $4.7 million in the first six months of 1996 and 1995, respectively.

The Company's operating expense ratio decreased to 52.6% in the first six months of 1996 from 54.8% in the same period in 1995. Policy acquisition costs ("PAC") were $12.2 million and $11.1 million for the first half of 1996 and 1995, respectively, representing 32.9% and 36.8% of premiums earned in those respective periods. The higher 1995 first-half PAC ratio resulted in large part from revised expense allocations following the Company's reorganization in the first quarter of 1995.

Other operating expenses increased 28.4% to $6.9 million in the first half of 1996 from $5.3 million during the same period in 1995. The lower first-half 1995 operating expenses resulted primarily from the revised expense allocations noted above.

Interest expense totaled $2.9 million in the first six months of 1996 compared to $2.7 million for the same period in 1995. The increase reflects the interest expense on the higher average outstanding balance during the first half of 1996 on the Company's line of credit under a bank credit agreement (the "Credit Agreement").

The Company's effective tax rate for the first six months of 1996 was 25.9% compared to 23.8% for the 1995 comparable period reflecting the growth throughout 1995 and early 1996 in the taxable portion of the investment portfolio.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The Company's 1996 first-half net income increased 16.4% to $25.1 million from $21.6 million in the first six months of 1995 reflecting increases in premiums earned and investment income and a lower expense ratio. First-half 1996 primary earnings per share increased 14.3% to $1.42 per share from $1.24 per share for the 1995 first half, while operating earnings per share, which excludes the impact of capital losses and foreign exchange gains and losses, also increased 14.0% to $1.42.

The per-share increases were offset in part by the higher weighted average shares during the 1996 first half following the issuance, in the first quarter of 1996, of 600,000 shares to Swiss Reinsurance Company and the exercise at various times throughout the first six months of 1996 of 169,900 stock options.

The weighted average shares outstanding during the first half of 1996 was 17.72 million compared to 17.39 million for the 1995 comparable period.


Liquidity and Capital Resources

As a holding company, Enhance Financial finances the payment of its operating expenses, principal and interest on its debt obligations, dividends, if any, to its shareholders and the repurchase of Common Stock primarily from dividends and other payments from the Insurance Subsidiaries. The Company also draws on the line of credit provided under the Credit Agreement. Payments of dividends to Enhance Financial by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. As of June 30, 1996, the maximum amount of dividends available from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities was $19.9 million.

The Company's cash flow from operations for the first six months of 1996 was $25.1 million compared to $32.6 million for the same period in 1995. The Company's investment portfolio, excluding investments in affiliates, grew to $791 million at June 30, 1996 from $749 million at December 31, 1995, including adjustments due to market value.

The Company maintains the Credit Agreement with two major commercial banks which provides for borrowings of up to $30.0 million to be used for general corporate purposes. As of June 30, 1996, the Company had outstanding $13.0 million under the Credit Agreement. The Company repaid $2.0 million in the second quarter of 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



On July 9, 1996, the Company and MGIC Investment Corporation formed a joint venture company, Credit-Based Asset Servicing & Securitization LLC ("C-BASS"), which will evaluate, accumulate, service and securitize sub-performing and non-performing residential mortgages. The Company will contribute $24.1 million in cash and other assets for its 48.25% interest in C-BASS.

In March and June 1996, Enhance Financial declared and paid regular quarterly dividends of $.10 per share aggregating $3.6 million.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENHANCE FINANCIAL SERVICES GROUP INC.



Date: August  14, 1996            By: /s/ Arthur Dubroff
                                     -------------------
                                       Arthur Dubroff
                                       Executive Vice President (duly
                                          authorized officer) and
                                          Principal Financial Officer