Form 10-Q
period 1996-09-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1996-11-14
CIK 881889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         September  30, 1996
                               -------------------------------------------------


                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 1-10967


                      ENHANCE FINANCIAL SERVICES GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                         13-3333448
(State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

                  335 Madison Avenue, New York, New York 10017
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 983-3100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,047,050 shares of common stock, par value $.10 per share, as of November 12, 1996.

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      INDEX


                                                                         PAGE
                                                                         ----


Part I  FINANCIAL INFORMATION (Unaudited)

Item 1. Financial Statements

        Consolidated Balance Sheets -
             September 30, 1996 and December 31, 1995 ..................   3

        Consolidated Statements of  Income -
             Three and nine months ended September 30, 1996 and 1995 ...   4


        Consolidated Statements of Changes
              in Shareholders' Equity -
              Nine months ended September 30, 1996 .....................   5


        Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1996 and 1995 ..............   6


        Notes to Consolidated Financial Statements .....................   7-8


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..................   9-13


Part II OTHER INFORMATION: .............................................   14


Signature ..............................................................   15


Exhibit 27.  Financial data schedules

                      ENHANCE FINANCIAL SERVICES GROUP INC
                                AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                   September 30, December 31,
                                                                   ------------- ------------
                                                                        1996        1995
                                                                        ----        ----
Assets
    Investments:
       Fixed maturities, held to maturity, at amortized cost
          (market value $226,047 and $218,036) ....................  $ 217,356   $ 206,427
       Fixed maturities, available for sale, at market
          (amortized cost $489,793 and $471,011) ..................    497,160     489,159
       Common stock, at market (cost $498) ........................        878         729
       Investment in affiliates ...................................     12,320       7,241
       Short-term investments .....................................     42,799      44,103
       Cash and cash equivalents ..................................      5,957       8,782
                                                                     ---------   ---------
         Total Investments ........................................    776,470     756,441

    Premiums receivable ...........................................     16,810      21,217
    Accrued interest and dividends receivable .....................      9,907      10,739
    Deferred policy acquisition costs .............................     84,770      81,197
    Federal income taxes recoverable ..............................      1,586         726
    Prepaid reinsurance premiums ..................................      3,371       4,448
    Reinsurance recoverable on unpaid losses ......................      1,810       1,853
    Receivable from affiliates ....................................     17,938         945
    Receivable for securities .....................................     28,025        --
    Other assets ..................................................      9,500       9,993
                                                                     ---------   ---------
         TOTAL ASSETS .............................................  $ 950,187   $ 887,559
                                                                     =========   =========


Liabilities and Shareholders' Equity

LIABILITIES
    Losses and loss adjustment expenses ...........................  $  25,205   $  30,799
    Reinsurance payable on paid losses and loss adjustment expenses      3,647       2,645
    Deferred premium revenue ......................................    262,019     252,499
    Accrued profit commissions ....................................      2,900       3,719
    Deferred income taxes .........................................     40,563      39,198
    Long-term debt ................................................     75,000      78,400
    Short-term debt ...............................................     26,500      15,000
    Payable for securities ........................................     23,618      17,324
    Accrued expenses and other ....................................     21,798      24,038
                                                                     ---------   ---------
        TOTAL LIABILITIES .........................................    481,250     463,622
                                                                     ---------   ---------

SHAREHOLDERS' EQUITY
    Common stock-$10 par value
       Authorized-30,000,000 shares ...............................      1,850       1,830
    Additional paid-in capital ....................................    200,930     192,865
    Retained earnings .............................................    268,861     235,285
    Unearned compensation .........................................        (41)       (104)
    Unrealized gains ..............................................      5,095      12,104
    Treasury stock ................................................     (7,758)    (18,043)
                                                                     ---------   ---------
       TOTAL SHAREHOLDERS' EQUITY .................................    468,937     423,937
                                                                     ---------   ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................  $ 950,187   $ 887,559
                                                                     =========   =========

            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC
                                AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                       Three months ended     Nine months ended
                                                          September 30,         September 30,
                                                       -------------------   -------------------
                                                         1996       1995       1996       1995
                                                       --------   --------   --------   --------
Revenues

    Net premiums written ............................  $ 20,836   $ 18,410   $ 66,455   $ 54,589
    Increase in deferred premium revenue ............    (2,132)    (3,164)   (10,674)    (9,183)
                                                       --------   --------   --------   --------
         Premiums earned ............................    18,704     15,246     55,781     45,406
    Net investment income ...........................    12,175     11,297     35,329     32,462
    Net realized gains(losses) on sale of investments       445        346        686       (193)
    Other income ....................................       606        678      1,663      1,430
                                                       --------   --------   --------   --------
         Total revenues .............................    31,930     27,567     93,459     79,105
                                                       --------   --------   --------   --------

Expenses
    Losses and loss adjustment expenses .............     2,083      2,045      6,424      6,715
    Policy acquisition costs ........................     6,131      5,241     18,329     15,455
    Profit commissions ..............................       150        127        611        222
    Other operating expenses ........................     3,677      3,234     10,531      9,454
                                                       --------   --------   --------   --------
         Total expenses .............................    12,041     10,647     35,895     31,846
                                                       --------   --------   --------   --------
    Income from operations ..........................    19,889     16,920     57,564     47,259
    Equity in net income(loss) of affiliates ........       197        397       (538)       563
    Foreign currency gain(loss) .....................        97        (34)       (72)       483
    Interest expense ................................    (1,527)    (1,467)    (4,399)    (4,177)
                                                       --------   --------   --------   --------
         Income before income taxes .................    18,656     15,816     52,555     44,128
    Income tax expense ..............................     4,806      4,124     13,586     10,862
                                                       --------   --------   --------   --------
         Net income .................................  $ 13,850   $ 11,692   $ 38,969   $ 33,266
                                                       ========   ========   ========   ========

Primary earnings per share ..........................  $   0.77   $   0.68   $   2.19   $   1.92
                                                       --------   --------   --------   --------

Fully diluted earnings per share ....................  $   0.74   $   0.68   $   2.11   $   1.92
                                                       --------   --------   --------   --------










            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                       (In thousands except share amounts)


                                     Common Stock        Treasury Stock    Additional
                                 -------------------- --------------------  Paid-in    Unearned    Unrealized    Retained
                                   Shares     Amount    Shares   Amount     Capital  Compensation Gains (Losses) Earnings   Total
                                 ---------- --------- --------- ---------- --------- ------------ -------------- -------- ---------

Balance, December 31, 1995       18,302,050    $1,830 1,062,675  ($18,043) $192,865     ($104)      $12,104      $235,285 $423,937
Amortization of unearned
  compensation                                                                             63                                   63
Change in unrealized gain (loss)                                                                     (7,009)                (7,009)
Dividends paid ($0.30 per share)                                                                                   (5,393)  (5,393)
Exercise of stock options           201,650        20                         4,076                                          4,096
Registration costs of
  common stock                                                                 (173)                                          (173)
Reissuance of treasury stock                           (600,000)   10,323     4,162                                         14,485
Purchase of treasury stock                                1,600       (38)                                                     (38)
Net income                                                                                                         38,969   38,969
                                 ---------- --------- --------- ---------- ---------     -----       -------     -------- --------
Balance, September 30, 1996      18,503,700    $1,850   464,275   ($7,758) $200,930      ($41)       $5,095      $268,861 $468,937
                                 ========== ========= ========= ========== =========     =====       =======     ======== ========






            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC
                                AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                            Nine months ended
                                                              September 30,
                                                          ---------------------
                                                            1996         1995
                                                          ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .......................................  $  38,969   $  33,266
      Adjustments to reconcile net income to net cash
          provided by operating activities:
         Depreciation and amortization, net ............     (6,411)     (3,614)
         (Gain)loss on sale of investments, net ........       (686)        193
         Equity in (net income) loss of affiliates .....        538        (563)
         Compensation, restricted stock award program ..         63         125
         Change in assets and liabilities:
            Premiums receivable ........................      4,407      (4,807)
            Accrued interest and dividends receivable ..        832       1,764
            Accrued expenses and other liabilities .....     (1,937)     17,091
            Deferred policy acquisition costs ..........     (3,573)     (3,491)
            Deferred premium revenue, net ..............     10,597       9,308
            Accrued profit commissions .................       (819)     (4,042)
            Losses and loss adjustment expenses,net ....     (4,549)        987
            Other assets ...............................        165     (16,265)
            Income taxes, net ..........................      5,915       9,083
                                                          ---------   ---------
      Net cash provided by operating activities ........     43,511      39,035
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment ...............       (514)       (200)
      Proceeds from sales of investments ...............    917,083     303,770
      Purchase of investments ..........................   (962,542)   (302,639)
      Purchases of short-term investments, net .........      1,304     (31,272)
                                                          ---------   ---------
      Net cash used in investing activities ............    (44,669)    (30,341)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Investment in affiliates .........................     (5,751)     (1,459)
      Receivable from affiliates .......................    (16,993)       --
      Capital stock ....................................      3,923         335
      Short-term debt ..................................     11,500       9,000
      Long-term debt ...................................     (3,400)       --
      Dividends paid ...................................     (5,393)     (4,672)
      Reissuance of treasury stock .....................     14,485        --
      Purchase of treasury stock .......................        (38)     (6,732)
                                                          ---------   ---------
Net cash  provided by financing activities .............     (1,667)     (3,528)
                                                          ---------   ---------
Net change in cash and cash equivalents ................     (2,825)      5,166
Cash and cash equivalents, beginning of period .........      8,782       5,765
                                                          ---------   ---------
Cash and cash equivalents, end of period ...............  $   5,957   $  10,931
                                                          =========   =========




            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1996 AND 1995



 1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Rules and Regulations of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995 of Enhance Financial Services Group Inc. ("Enhance Financial"). The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the nine months ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

2. DIVIDENDS DECLARED

In March, June and September 1996, Enhance Financial declared and paid cash dividends of $.10 per share aggregating approximately $5,393,000.

3. COMMON STOCK ISSUANCE

In the first quarter of 1996, Swiss Reinsurance Company purchased from Enhance Financial and one of Enhance Financial's shareholders, respectively, 600,000 and 400,000 shares of Enhance Financial common stock at a purchase price of $24.48 per share.

4. INVESTMENT IN AFFILIATES

On July 9, 1996, the Company and MGIC Investment Corporation formed a joint venture company, Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), which will evaluate, accumulate, service and securitize sub-performing and non-performing residential mortgages. The Company will contribute approximately $25 million in cash and other assets for its 48.25% interest in C-BASS. Litton Loan Servicing, Inc., a Houston-based loss mitigation residential mortgage servicer purchased by Enhance Financial in 1995, will become part of C-BASS.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Continued)



5. SUBSEQUENT EVENT

In October 1996, the Company drew down an additional $10 million under the Credit Agreement to fund additional investments in and advances to affiliated companies.

6. RECLASSIFICATIONS

 Certain of the 1995 amounts have been reclassified to conform to the current year presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


General

Enhance Financial Services Group Inc. ("Enhance Financial") is a holding company that, through its wholly owned subsidiaries, principally Enhance Reinsurance Company and Asset Guaranty Insurance Company (the "Insurance Subsidiaries"), provides financial guaranty insurance and reinsurance, and other products and services utilizing the Company's credit-related analytic skills.

Results of Operations

Three Months Ended September 30, 1996 vs.
Three Months Ended September 30, 1995

Gross premiums written in the third quarter of 1996 were $21.8 million compared with $19.8 million in the same period in 1995. Gross premiums derived from municipal reinsurance declined by 11.1% to $8.9 million while non-municipal reinsurance premiums grew by 9.5% to $2.4 million. This decline in monoline reinsurance premiums was more than offset by a 38.6% increase in gross premiums derived from the Company's other insurance lines which accounted for $10.5 million (48.0%) of gross premiums written compared to $7.6 million (38.1%) in the 1995 third quarter.

Net premiums written increased 13.2% to $20.8 million in the third quarter of 1996 from $18.4 million in the same period in 1995, consistent with the gross premiums analysis discussed in the preceding paragraph. Of the Company's net premiums written in the third quarter of 1996, 42.3%, 11.5% and 46.2% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal debt obligations and the Company's other insurance lines, respectively, compared to 54.5%, 11.9% and 33.6% during the same period in 1995.

In the third quarter of 1996, industry new-issue municipal volume of $37.6 billion was recorded, compared to $37.2 billion in the 1995 third quarter. The insured portion of such new issues was approximately 49.2% in the third quarter of 1996 compared to 44.1% in the same period in 1995. Total municipal bond refundings in the third quarter of 1996 decreased to 22.3% of new-issue volume from 24.7% for the 1995 comparable period.

Premiums earned grew 22.7% to $18.7 million in the third quarter of 1996 from $15.2 million during the comparable period in 1995. This increase reflects in part the growth in earned premiums derived from the Company's other insurance lines which contributed $7.7 million of earned premium in the third quarter of 1996, compared to $5.4 million in the comparable 1995 quarter as well as a slightly higher level of refundings which accounted for an estimated $1.9 million of third quarter 1996 earned premiums versus $1.6 million in the third quarter of 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The growth in earned premiums reflects the earnings generated from higher balances of deferred premium revenue. Deferred premium revenue grew to $258.6 million at September 30, 1996 from $248.1 million at year-end 1995.

Net investment income increased 7.7% to $12.2 million in the third quarter of 1996 from $11.3 million in the same period in 1995. This increase primarily reflects the growth in the Company's investment portfolio during the period. Net investment income is presented after deduction of both external investment management fees and internal costs associated with managing the portfolio.

The average pre-tax yields on the Company's investment portfolio after all associated costs, were 6.26% and 6.46.% for the third quarters of 1996 and 1995 respectively. In addition, the Company realized $0.4 million and $0.3 million of capital gains in the third quarter of 1996 and 1995, respectively.

Incurred losses and LAE were $2.1 million and $2.0 million in the third quarter of 1996 and 1995, respectively.

The Company's operating expense ratio declined to 53.2% for the third quarter of 1996 from 56.4% in the 1995 third quarter. Policy acquisition costs were $6.1 million and $5.2 million for the third quarters of 1996 and 1995, respectively, representing 32.8% and 34.4% of premiums earned in those respective periods.

Interest expense totaled $1.5 million in each of the 1996 and 1995 third quarters.

The Company's effective tax rate for the third quarter of 1996 was 25.8% compared to 26.1% for the 1995 third quarter.

The Company's 1996 third quarter net income increased 18.4% to $13.8 million from $11.7 million in the third quarter of 1995 reflecting increases in premiums earned and investment income and a lower expense ratio. Primary earnings per share increased 13.4% to $0.77 per share in the third quarter of 1996 from $0.68 per share in the third quarter of 1995, while operating earnings per share, which excludes the impact of capital gains and currency gains and losses, increased 12.5% to $0.75 from $0.67 in the 1995 third quarter.

The per-share results were negatively impacted by the higher weighted average shares during the 1996 third quarter following the reissuance, in the first quarter of 1996, of 600,000 treasury shares to Swiss Reinsurance Company and the issuance at various times throughout 1996 of 201,650 new shares in connection with the exercise of stock options.

The weighted average shares outstanding during the third quarter of 1996 was
18.02 million compared to 17.25 million for the third quarter of 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


      Nine Months Ended September 30, 1996 vs.
      Nine Months Ended September 30, 1995

Gross premiums written in the first nine months of 1996 were $69.3 million compared to $57.6 million in the same period in 1995, representing a 20.4% increase. This increase is principally attributable to a 185.5% increase in non-municipal reinsurance premiums and a 23.2% increase in premiums derived from the Company's other insurance lines, offset in part by a 12.2% decline in municipal reinsurance premiums.

Net premiums written increased 21.7% to $66.5 million in the first nine months of 1996 from $54.6 million in the same period in 1995, consistent with the increase in gross premiums discussed in the preceding paragraph. Of the Company's net premiums written in the first nine months of 1996, 36.5%, 22.1% and 41.4% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal debt obligations and the Company's other insurance lines, respectively, compared to 50.4%, 9.4% and 40.2% during the same period in 1995.

In the first nine months of 1996, new-issue volume of $129.1 billion was recorded, a 20.2% increase over the same period in 1995. The insured portion of such new issues was 47.6% in the first nine months of 1996 compared to 40.7% for the first nine months of 1995. Total municipal bond refundings in the first nine months of 1996 represented 24.2% of new-issue volume compared to 20.0% in the first nine months of 1995.

Premiums earned grew 22.8% to $55.8 million in the first nine months of 1996 from $45.4 million during the comparable period in 1995. Monoline reinsurance earned premiums increased 20.6% principally due to refundings which contributed $7.1 million (12.8%) of earned premiums in the first nine months of 1996 compared to $3.7 million (8.1%) in the same period in 1995. The increase in earned premiums further reflects the growth in earned premiums derived from the Company's other insurance lines which contributed $21.8 million of earned premium in the first nine months of 1996, compared to $17.2 million in the comparable 1995 period.

Net investment income increased 8.8% to $35.3 million in the first nine months of 1996 from $32.5 million in the first nine months of 1995. This increase primarily reflects the growth in the Company's investment portfolio during the period. The average pre-tax yields on the Company's investment portfolio after all associated costs were 6.37% and 6.42% for the first nine months of 1996 and 1995, respectively. In addition, the Company realized $0.7 million of capital gains during the first nine months of 1996 compared with $0.2 million of realized capital losses in the comparable 1995 period. Net investment income is presented after deduction of both external investment management fees and internal costs associated with managing the portfolio.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Incurred losses and LAE were $6.4 million and $6.7 million in the first nine months of 1996 and 1995, respectively.

The Company's operating expense ratio decreased to 52.8% in the first nine months of 1996 from 55.3% in the same period in 1995. Policy acquisition costs were $18.3 million and $15.5 million for the first nine of 1996 and 1995, respectively, representing 32.9% and 34.0% of premiums earned in those respective periods.

Interest expense totaled $4.4 million in the first nine months of 1996 compared to $4.2 million for the same period in 1995. The increase reflects the interest expense on the higher average outstanding balance during the first nine months of 1996 on the Company's line of credit under a bank credit agreement (the "Credit Agreement").

The Company's effective tax rate for the first nine months of 1996 was 25.9% compared to 24.6% for the 1995 comparable period.

Net income for the first nine months of 1996 increased 17.1% to $39.0 million from $33.3 million in the first nine months of 1995 reflecting increases in premium earned and investment income and a lower expense ratio. Primary earnings per-share increased 14.0% to $2.19 from $1.92 in the 1995 first nine months, while operating earnings per share, which excludes the impact of capital gains/losses and foreign exchange gains/losses, increased 13.5% to $2.16.

The per-share results were negatively impacted by the higher weighted average shares during the first nine months of 1996 following the reissuance, in the first quarter of 1996, of 600,000 treasury shares to Swiss Reinsurance Company and the issuance at various times throughout 1996 of 201,650 new shares in connection with the exercise of stock options.

The weighted average shares outstanding during the first nine months of 1996 was
17.82 million compared to 17.34 million for the 1995 comparable period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Liquidity and Capital Resources

As a holding company, Enhance Financial finances the payment of its operating expenses, principal and interest on its debt obligations, dividends, if any, to its shareholders and the repurchase of Common Stock primarily from dividends and other payments from the Insurance Subsidiaries. The Company also draws on the line of credit provided under the Credit Agreement. Payments of dividends to Enhance Financial by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. As of September 30, 1996, the maximum amount of dividends available from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities was $22.9 million.

The Company's cash flow from operations for the first nine months of 1996 was $43.5 million compared to $39.0 million for the same period in 1995. The Company's investment portfolio, excluding investments in affiliates, grew to $764 million at September 30, 1996 from $749 million at December 31, 1995, including adjustments due to market value.

The Company drew down $13.5 million under the Credit Agreement in the third quarter of 1996. Of this amount, $3.4 million was used to repay the then outstanding balance of the Company's senior notes, $5.8 million was used to fund investments in affiliated companies and the remainder was used for advances to affiliated companies and for general corporate purposes. As of September 30, 1996, the Company had outstanding $26.5 million under the Credit Agreement.

In October 1996, the Credit Agreement was amended to increase the borrowing limit from $30 million to $60 million. In October 1996, the Company drew down an additional $10 million under the Credit Agreement to fund additional investment in and advances to affiliated companies.

On July 9, 1996, the Company and MGIC Investment Corporation formed a joint venture company, Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), which will evaluate, accumulate, service and securitize sub-performing and non-performing residential mortgages. The Company, over time, will contribute approximately $25 million in cash and other assets for its 48.25% interest in C-BASS.

In March, June and September 1996, Enhance Financial declared and paid regular quarterly dividends of $.10 per share aggregating $5.4 million.

                           PART II - OTHER INFORMATION





                                      None

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENHANCE FINANCIAL SERVICES GROUP INC.



Date: November  14, 1996          By: /s/ Arthur Dubroff
                                      -------------------
                                       Arthur Dubroff
                                       Executive Vice President (duly
                                        authorized officer) and
                                        Principal Financial Officer