Form 10-K405
period 1996-12-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1997-03-27
CIK 881889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                        Commission file
December 31, 1996                                                number 1-10967

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                                  13-3333448
-------------------------------                                ----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

335 Madison Avenue, New York, NY                                        10017
--------------------------------                                        -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code:  212-983-3100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value               New York Stock Exchange, Inc.
----------------------------         -------------------------------------------
         (Title of Class)            (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant as of March 14, 1997 was $423,684,000. The number of shares of Common Stock outstanding as of that date was $18,192,871. For purposes of this calculation, shares of Common Stock held by directors, executive officers and shareholders whose ownership exceeds ten percent of the Common Stock outstanding on that date were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I

Item 1. Business.

GENERAL

         Enhance Financial Services Group Inc. ("Enhance Financial," and together with its consolidated subsidiaries, the "Company") is a holding company engaged, through its subsidiaries, principally in the reinsurance of financial guaranties of municipal and asset-backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analysis of complex, credit-based risks. Enhance Financial has, since its inception, conducted the major portion of its business through its wholly-owned licensed, financial guaranty insurance subsidiaries, Enhance Reinsurance Company ("Enhance Re") and Asset Guaranty Insurance Company ("Asset Guaranty"; together, the "Insurance Subsidiaries"), and a smaller portion of its business through companies in which it has equity investments, including two non-insurance businesses conducted by Singer Asset Finance Company, L.L.C. and Credit-Based Asset Servicing and Securitization LLC. The Company expects that a significant portion of its growth will come from these non-financial guaranty businesses.

         The Company's business strategy is to expand its financial guaranty business, both primary and reinsurance, while maintaining its commitment to intensive and prudent credit underwriting and conservative investment policies; to utilize its expertise in underwriting credit risks to expand and develop its other insurance businesses; and to continue to accelerate its diversification efforts in areas that the Company believes have profit and strong growth potential. To the foregoing end, the Company expects to further develop the strategic relationship with Swiss Reinsurance Company which it initiated in 1996.

         Reinsurance of financial guaranties issued by monoline financial guaranty insurers represented 60.0% of the Company's gross premiums written for the year ended December 31, 1996. During the year ended December 31, 1996, the Company received 29.3% of the total reinsurance premiums ceded by all monoline financial guaranty insurers.

         The Company's other insurance businesses currently involve the issuance of direct financial guaranties of smaller municipal debt obligations, trade credit reinsurance, financial responsibility bonds and excess-SIPC/excess-ICS and related types of bonds. This area of the Company's business, measured by gross premiums written, has grown from its inception in 1991 to represent 40.0% of the Company's gross premiums written for the year ended December 31, 1996. The Company, through partially owned affiliates, is also engaged in the origination, purchase, servicing and/or securitization of special assets, including winning lottery tickets, structured settlements and sub-performing/non-performing residential mortgages. The Company is continuing to expand these businesses and is diversifying its products and services into other areas that the Company believes have strong growth potential and in which the Company's strengths in credit analysis and securitization can provide a competitive advantage. See "Other Businesses" below in this section.

         The Company's aggregate insurance in force as of December 31, 1996 was $56.6 billion, of which $40.9 billion was attributable to reinsurance of municipal bond obligations, $12.2 billion was attributable to reinsurance of asset-backed debt obligations and $3.5 billion was attributable to other insurance businesses. The Company's net premiums written in 1996 were $95.7 million, of which $41.1 million was attributable to reinsurance of municipal bond obligations, $17.4 million was attributable to reinsurance of asset-backed debt obligations and $37.2 million was attributable to other insurance businesses.

         As of December 31, 1996, the Company had total assets of $983.4 million, of which $797.1 million consisted of portfolio investments, substantially all of which comprised high quality, fixed income securities. Also as of December 31, 1996, the Company had $269.0 million of deferred premium revenue and $488.3 million of shareholders' equity.

         Enhance Re has been rated by Standard & Poor's Corporation ("Standard & Poor's"), Moody's Investors Service, Inc. ("Moody's") and Duff & Phelps Credit Rating Company ("Duff & Phelps"), which have assigned it triple-A claims-paying ability ratings, their highest rating. Asset Guaranty has been rated by Duff & Phelps and Standard & Poor's, which have assigned it triple-A and double-A claims-paying ability ratings, respectively.

FINANCIAL GUARANTY INSURANCE INDUSTRY OVERVIEW

Financial Guaranty Insurance Generally

         Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a debt obligation of full and timely payment of principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer and/or any related collateral (which is a more common component in the case of insured asset-backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. Payments under the insurance policy may not be accelerated by the holder of the debt obligation. Absent payment in full at the option of the insurer, in the event of a default under an insured obligation the holder continues to receive payments of principal and interest on schedule, as if no default had occurred. Each subsequent purchaser of the obligation generally receives the benefit of such guaranty.

         The premium for financial guaranty insurance is paid by the issuer of the obligation either in full at the inception of the policy or, less commonly, in installments on an annual basis. Premium rates are typically calculated as a percentage of either the principal amount of the debt or total exposure (principal and interest). Rate setting reflects such factors as the credit strength of the issuer, type of issue, sources of income, collateral pledged, restrictive covenants, maturity and competition from other insurers.

         Premiums are generally non-refundable and are earned over the life of the insured obligation. This long and relatively predictable earnings pattern is characteristic of the financial guaranty insurance industry and provides a relatively stable source of future revenues and claims-paying ability to financial guaranty insurers and reinsurers.

          There are currently six active primary U.S. financial insurers:
Municipal Bond Investors Assurance Corporation ("MBIA"), AMBAC Indemnity Corporation ("AMBAC"), Financial Guaranty Insurance Company ("FGIC"), Financial Security Assurance Inc. ("FSA"), Capital Market Assurance Corporation ("CapMAC") and Connie Lee Insurance Company ("Connie Lee").

Financial Guaranty Market

         The primary financial guaranty insurance market consists of two main sectors: municipal bond insurance and insurance on asset-backed debt.

         Municipal Bond Market. Municipal bond insurance provides credit enhancement of bonds, notes and other evidences of indebtedness issued by states and their political subdivisions (for example, counties, cities, or towns), utility districts, public universities and hospitals, public housing and transportation authorities, and other public and quasi-public entities. Municipal bonds are supported by the issuer's taxing power in the case of general obligation or special tax-supported bonds, or by its ability to impose and collect fees and charges for public services or specific projects in the case of most revenue bonds. Insurance provided to the municipal bond market has been and continues to be the major source of revenue for the financial guaranty insurance industry.

         The following table sets forth certain information regarding new-issue long term (over one year) municipal bonds and new-issue insured long term municipal bonds, in each case issued during the years indicated:

                                                                      New Insured Volume
                                   New                 New                as Percent of
Year                         Total Volume(1)     Insured Volume(1)      New Total Volume
----                         ---------------     -----------------      ----------------
                                     (Dollars in billions)
1986.........................     $151.3             $24.8                    16.4%
1987.........................      105.4              21.6                    20.5
1988.........................      117.8              30.5                    25.9
1989.........................      125.0              30.6                    24.5
1990.........................      128.1              33.5                    26.2
1991.........................      174.1              52.0                    29.9
1992.........................      235.0              80.8                    34.5
1993.........................      292.0             107.9                    37.0
1994.........................      164.5              61.3                    37.3
1995.........................      160.3              68.3                    43.0
1996.........................      184.4              85.2                    46.2

----------
(1) Based upon estimated data provided by The Bond Buyer, January 27, 1997.

         The overall increase in the volume of municipal bond issuance in 1996 resulted from an increase in refunding issues, which represented 31% of total issuance compared to 30% in 1995, as well as a higher amount of bonds issued for new money purposes, which increased to $126.7 billion in 1996 from $112.5 billion in 1995.

         Asset-Backed Debt Market. Asset-backed transactions or securitizations constitute a form of structured financing which are distinguished from unsecured debt issues by being secured by a specific pool of assets held by the issuing entity, rather than relying on the general unsecured creditworthiness of the issuer of the obligation. While most asset-backed debt obligations represent interests in pools of assets, such as residential and commercial mortgages and credit card and auto loan receivables, monoline financial guarantors have also insured asset-backed debt obligations secured by one or a few assets, such as utility mortgage bonds and multi-family housing bonds.

         The domestic, public, non-mortgage asset-backed securities market continued its rapid growth, increasing from $25.5 billion in 1989 to approximately $151.4 billion in 1996. Securities backed by home equity loans were the fastest growing segment of that market in 1996, more than double the 1995 home equity issuance. Though securities backed by credit card receivables declined slightly in 1996 from 1995, they continued to constitute the largest single component of the non-mortgage asset-backed securities market in 1996, as they did in 1994 and 1995. There are no consensus estimates for issuance in the total asset-backed securities market, which includes not only domestic, non-mortgage, public debt, but international, private, and mortgage-backed obligations.

Reinsurance

         Reinsurance is the commitment by one insurance company, the "reinsurer," to reimburse another insurance company, the "ceding company," for a specified portion of the insurance risks underwritten by the ceding company. Because the insured party contracts for coverage solely with the ceding company, the failure of the reinsurer to perform does not relieve the ceding company of its obligation to the insured party under the terms of the insurance contract.

         While reinsurance provides various benefits to the ceding company, perhaps most importantly it enables a primary insurer to write single risks and greater aggregate risks without contravening the capital requirements of applicable state insurance laws and rating agency guidelines. State insurance regulators allow primary insurers to reduce the liabilities appearing on their balance sheets to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicenced reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies permit such a reduction for reinsurance in an amount which depends on the strength of the reinsurer. See "Insurance Regulatory Matters" and "Description of Business -- Rating Agencies" in this section.

         The principal forms of reinsurance are treaty and facultative. Under a treaty arrangement the ceding company is obligated to cede, and the reinsurer is correspondingly obligated to assume, a specified portion of a specified type of risk or risks insured by the ceding company during the term of the treaty (although the reinsurance risk thereafter extends for the life of the respective underlying obligations). Under a facultative agreement, the ceding company from time to time during the term of the agreement offers a portion of specific risks to the reinsurer, usually in connection with particular debt obligations. A facultative arrangement differs from a treaty in that the reinsurer performs its own underwriting credit analysis to determine whether to accept a particular risk. Treaty and facultative agreements are typically entered into for an indefinite term, subject to a right of termination under certain circumstances.

         Treaty and facultative reinsurance is typically written on either a proportional or non-proportional basis. Proportional relationships are those in which the ceding company and the reinsurer share the premiums, as well as the losses and expenses, of a single risk or group of risks in an agreed percentage. In addition, the reinsurer generally pays the ceding company a ceding commission, which is normally related to the ceding company's cost of obtaining the business being reinsured. Non-proportional reinsurance relationships are typically on an excess-of-loss basis. An excess-of-loss relationship provides coverage to a ceding company to the extent that losses exceed a certain amount, in an amount up to a certain dollar limit.

         Reinsurers may also, in turn, purchase reinsurance under what are called "retrocessional agreements" to cover all or a portion of their own exposure and otherwise for reasons similar to those that cause primary insurers to purchase reinsurance. See "Description of Business -- Retrocession" in this item.

DESCRIPTION OF BUSINESS

Reinsurance of Monoline Financial Guaranty Insurers

         The Company's principal business is the reinsurance of financial guaranty insurance written by the six active monoline financial guaranty insurers. The Company provides reinsurance on both a treaty and a facultative basis for all the monoline primary insurers. See "Sources of Premiums" in this section. As of December 31, 1996, approximately 53.5% of the Company's insurance in force attributable to the monoline financial guaranty insurers represented business underwritten on a treaty basis, with the balance being facultative. The reinsurance written by the Company is subject to a detailed underwriting review. Most of the Company's reinsurance activity is written on a proportional reinsurance basis.

         The Company believes that the reinsurance of municipal bond guaranties, which the Company expects will grow in response to the anticipated long term growth in the municipal bond market, provides a relatively stable source of premium income for the Company. In addition, premiums received are credited as deferred premium revenue and are earned as the related risks amortize, thereby providing a relatively stable, predictable source of earned premiums.

         Except for its reinsurance of a small amount of multi-family housing-backed business written by one primary insurer, the Company has since 1992 not reinsured real estate-backed business. Accordingly, its portfolio of such business, totaling $214 million par outstanding as of December 31, 1996 has decreased from $342 million at year-end 1992.

         Premiums Ceded by Individual Primary Insurers. The following table sets forth certain information regarding premiums ceded by the monoline financial guaranty insurers to the Company in 1996, 1995 and 1994:

                                                    Year Ended December 31,
                 -----------------------------------------------------------------------------------------
                               1996                            1995                         1994
                 -----------------------------    ---------------------------  ---------------------------
                 Gross Premiums                   Gross Premiums               Gross Premiums
                     Ceded          Percent of        Ceded        Percent of      Ceded        Percent of
Primary Insurer  (In thousands)       Total       (In thousands)      Total    (In thousands)     Total
---------------  --------------       -----       --------------      -----    --------------     -----
AMBAC .........     $ 9,407            16.5%         $19,218          34.9%        $ 5,631         9.6%
CapMAC ........       6,161            10.8            3,605           6.5           3,618         6.2
CGIC ..........         ---(1)          ---(1)         1,075           2.0             464         0.8
Connie Lee ....       2,265             4.0              856           1.6           1,272         2.2
FGIC ..........       7,301            12.8            6,724          12.2          19,608        33.5
FSA ...........      14,001            24.6            7,207          13.1           7,674        13.1
MBIA ..........      17,814            31.3           16,357          29.7          20,195        34.6
                    -------           -----          -------         -----         -------       -----
          Total     $56,949           100.0%         $55,042         100.0%        $58,462       100.0%
                    =======           =====          =======         =====         =======       =====

----------
(1) CGIC was acquired by the corporate parent of FSA in December 1995.

         Portfolio Data. The Company seeks to maintain a diversified insurance portfolio designed to spread its risk based on issuer, type of debt obligation insured and geographic concentration. The following table sets forth the distribution of the Company's reinsured monoline-guarantied obligations by bond type as of December 31, 1996.

                                                        As of December 31, 1996
                                                       -------------------------
                                                       Insurance         Percent
Type of Obligation                                     in Force         of Total
------------------                                   -------------      --------
                                                     (In millions)
Municipal:
    General obligation/tax supported ..........         $15,820            29.7%
    Water/sewer/electric/gas ..................           9,218            17.4
    Health care ...............................           6,162            11.6
    Airports/transportation ...................           5,862            11.0
    Housing revenue ...........................           1,531             2.9
    Other (1) .................................           2,321             4.4
                                                        -------           -----
       Total municipal ........................          40,914            77.0
                                                        -------           -----

Asset-backed:
    Consumer obligations ......................           6,000            11.3
    Investor-owned utilities ..................           3,373             6.4
    Commercial mortgage .......................             202             0.4
    Other (2) .................................           2,626             4.9
                                                        -------           -----
       Total asset-backed .....................          12,201            23.0
                                                        -------           -----
       Total ..................................         $53,115           100.0%
                                                        =======           =====

----------
(1) Represents other types of municipal obligations, none of which individually constitutes a material amount or percentage of the Company's insurance in force.

(2) Includes $881 million collateralized by corporate debt obligations. The balance represents other types of assets which collateralize obligations reinsured by the Company, none of which individually constitutes a material amount or percentage of the Company's insurance in force.

         The following table identifies by issuer the Company's ten largest single-risk insurance in force amounts outstanding as of December 31, 1996 and the credit rating assigned by Standard & Poor's as of that date (in the absence of financial guaranty insurance) to each such issuer:

                                               Credit                              Insurance in Force as of
Credit(1)                                      Rating        Obligation Type           December 31, 1996
---------                                      ------      ----------------------  ------------------------
                                                                                         (In millions)
New York City Municipal Water Finance
 Authority................................     A-          Water & Sewer                     $820.3
New York City, NY.........................     BBB+        General Obligation                 690.9
Dade County, Florida Water & Sewer
 System...................................     A           Water & Sewer                      602.7
State of California.......................     A+          General Obligation                 560.5
Public Service Elec & Gas of
  New Jersey..............................     A-          Investor Owned Utility             446.7
Metropolitan Washington Airport, DC.......     AA-         Transportation                     443.9
Nassau County, NY.........................     A-          General Obligation                 432.3
Commonwealth of Puerto Rico...............     A           General Obligation                 421.0
Municipal Electric Authority
  of Georgia..............................     A           Public Power                       408.2
Texas Utility Electric Company, TX........     BBB+        Investor Owned Utility             395.9

----------
(1) Mid-State Trust IV is an asset-backed security obligation backed by residential mortgages.

         The following table sets forth the distribution by state of the Company's insurance in force in connection with its reinsurance of monoline-guarantied obligations as of December 31, 1996:

                                          As of December 31, 1996
                              ----------------------------------------------
State                         Insurance in Force        Percent of Portfolio
-----                         ------------------        --------------------
                               (In millions)
California..............          $ 6,788.9                     12.8%
New York................            5,789.2                      10.9
Florida.................            3,881.0                       7.3
Texas...................            2,844.0                       5.3
Pennsylvania............            2,822.2                       5.3
Illinois................            2,473.4                       4.7
New Jersey..............            2,131.9                       4.0
Ohio....................            1,511.9                       2.8
Massachusetts...........            1,425.1                       2.7
Michigan................            1,091.0                       2.1
Other (1)...............           22,355.8                      42.1
                                   --------                    ------
         Total                    $53,114.4                    100.0%
                                  =========                    =====

----------
(1) Includes $8.9 billion related to pooled or foreign credits for which specific allocation by state is not available. The balance represents all remaining states, District of Columbia, Puerto Rico and several foreign countries, in which obligations insured and reinsured by the Company arise, none of which individually constitutes a material portion of the Company's insurance in force.

         Underwriting Staffing, Policies and Procedures. The Company believes that its underwriting discipline has been critical to its profitable growth. The Company has a structured underwriting process to determine the characteristics and creditworthiness of risks that it reinsures, which process supplements the underwriting procedures of the primary insurers. Rather than relying entirely upon the underwriting performed by the primary insurers, both the Company and the rating agencies conduct extensive reviews of the primary insurers.

         The Company conducts periodic detailed reviews of each monoline primary carrier with which it does treaty and facultative business. That review entails an examination of the primary insurer's operating, underwriting and surveillance procedures; personnel; organization and existing book of business, as well as the primary insurer's underwriting of a sample of business assumed under the treaty. Facultative transactions are reviewed individually under procedures adopted by the Company's credit committee. Any underwriting issues are discussed internally by the Company's credit committee and with the primary insurer's personnel.

         Moreover, the Company relies on ongoing oversight by its credit committee to avoid undue exposure concentration in any given type of obligation or geographic area. Moreover, the ceding insurer is typically required to retain at least 25% of the exposure on any single risk assumed.

         Limitations on the Company's single-risk exposure derive from state insurance regulation, rating agency guidelines and internally established criteria. The primary factor in determining single-risk capacity is the class or sector of business being underwritten. For municipal credits, the Company has self-imposed single-risk guidelines which range widely, depending upon the perceived risk of default of the municipal obligation reinsured. On individual underwritings, the Company's credit committee may limit the allocation of capacity to an amount below that allowed by the single-risk guidelines noted above. For asset-backed transactions, the Company's single-risk guidelines generally follow state insurance regulation limitations.

         The Company's surveillance procedures include reviews of all risks insured as a primary insurer and those exposures assumed as a reinsurer as to which it may have concerns. The Company also maintains regular communication with the surveillance departments of the ceding primary insurers.

Other Insurance Businesses

         The Company services certain insurance specialty markets not served by the monoline financial guaranty industry. In certain of these new business areas, the Company operates as a primary insurer in areas or for transactions where the monoline financial guaranty primaries may decline to provide coverage; others involve the Company serving as a reinsurer for certain specialty primary insurers, in some of which the Company has significant equity interests or is otherwise a participant.

         In writing these other insurance lines of business, the Company utilizes its expertise in evaluating complex credit-based risks. In terms of gross premiums written, these businesses have increased significantly since their inception in 1991 to the point where they represent 40.0% of the Company's gross premiums written for the year ended December 31, 1996, compared to 36.8% for the year ended December 31, 1995. The Company's business strategy is to expand and develop further these other insurance lines, which the Company believes have strong profit and growth potential and where the Company's expertise can be utilized.

         Premiums in respect of certain of the Company's other insurance businesses are earned over a significantly shorter period than those in respect of the Company's monoline reinsurance business. The Company's ability to realize consistent levels of earned premiums in these insurance businesses will therefore depend on its ability to write consistent levels of new insurance.

         The following tables set forth certain information concerning the Company's other insurance businesses as of December 31, 1996 and for the year then ended:

                                                          Insurance in Force*
Category of Other Insurance Business                    As of December 31, 1996
------------------------------------                    -----------------------
                                                             (In billions)
Municipal bonds - direct...........................              $2.6
Multi-family housing-backed financings.............               0.4
Financial responsibility bonds.....................               0.4
Other..............................................               0.1
                                                                 ----
         Total                                                   $3.5
                                                                 ====

----------
* Does not include insurance in force pursuant to the excess-SIPC/excess-ICS program and credit reinsurance described below in this section.

                                              Year Ended December 31, 1996
                                            --------------------------------
                                            Net Premiums
Category of Other Insurance Business           Written       Premiums Earned
------------------------------------        ------------     ---------------
                                                    (In millions)
Municipal bonds - direct..................      $10.2              $3.5
Credit reinsurance........................       17.1              16.6
Financial responsibility bonds............        4.3               4.6
Excess-SIPC/excess-ICS....................        4.9               3.6
Other.....................................        0.6               1.7
                                                -----             -----
         Total                                  $37.1             $30.0
                                                =====             =====

         Municipal bonds. The Company writes municipal bond insurance as a primary insurer in certain transactions where the financial guaranty monoline primary insurers generally elect not to participate. This writing is focused on various market sectors including tax-backed obligations, infrastructure revenue bonds, health care bonds, higher education bonds and municipal lease obligations. Each such issue, subsequent to its being insured, must be reviewed by Standard & Poor's and Duff & Phelps, which determine the credit quality of the issue and, after their review, report their findings to the Company.

         Credit Reinsurance. Credit reinsurance protects sellers of goods, under certain circumstances, against non-payment of the receivables they hold from buyers of those goods. Some companies cover receivables only where the buyer and seller are in the same country, while other insurers cover cross-border receivables. In the latter instance, the insurer may cover certain political risks (foreign currency controls, expropriation, etc.) which interfere with the payment from the buyer. The Company's credit reinsurance book of business includes domestic and cross-border business, and some treaties include political risks.

         The Company is a member-reinsurer, together with Great American Insurance Company, of the Foreign Credit Insurance Association ("FCIA"), which guaranties export financing for transactions between exporters and foreign purchasers.

         In addition, the Company participates in proportional and non-proportional reinsurance treaties with approximately 20 credit insurers, primarily in Europe. The largest relationships in terms of premiums are with the NCM Group (domiciled in the Netherlands) and Trade Indemnity PLC (domiciled in the United Kingdom).

         As of December 31, 1996, Enhance Financial owned a 36.5% equity interest (representing 55% of the voting interest) in EIC Corporation Ltd., which, in turn, owns all the outstanding capital stock of Exporters Insurance Company Ltd. ("Exporters"), an insurer of domestic and foreign trade receivables for multinational companies. The Company provides significant reinsurance capacity to this joint venture on a proportional quota share.

         Financial Responsibility Bonds. The Company owns a controlling equity interest in Van-American Insurance Company ("Van-Am"), which writes reclamation bonds for the coal mining industry, generally in strip mining ventures, and surety bonds covering the closure and post-closure obligations of landfill operators.

         Excess-SIPC/Excess-ICS. The Company writes surety bonds in the United States and in the United Kingdom for the protection of customers of large securities brokers against the loss of securities in their brokerage accounts in the event of the broker's insolvency and liquidation. Bonds issued under this program typically provide coverage for loss per account in excess of the $500,000 in the case of loss covered by the U.S. government-established Securities Investor Protection Corporation ("SIPC"), or 48,000 pounds sterling (approximately $78,000) in the case of loss covered by the U.K. government-established Investors Compensation Scheme ("ICS"), but in either case, up to a maximum of $150 million of loss. The coverage is offered only to the members of the securities brokerage community that meet specific financial, legal and operating criteria established by the Company.

         Although the dollar value of customer account assets protected by the Company's excess-SIPC/excess-ICS policies totals in the billions, the Company's actual exposure is considerably lower. Losses in a brokerage account occur only to the extent, if any, a covered broker-dealer becomes insolvent and securities are missing and the individual customer losses, which are prorated among all the customers of that broker-dealer, exceed the applicable deductible amount, which ranges from $500,000 for losses covered by SIPC, or 48,000 pounds sterling for losses covered by ICS, to $150 million per customer on the policies issued by the Company. As part of its underwriting process, the Company reviews the operations and exposure amounts of each broker-dealer applying for coverage and calculates a maximum loss based on the normal day-to-day operational exposures of that broker-dealer. The Company estimates that its total losses, net of reinsurance, in the unlikely circumstance that all covered broker-dealers were liquidated would not exceed $10.3 million.

         Underwriting Process and Surveillance. The underwriting criteria applied in evaluating a given issue for primary insurance coverage and the internal procedures (for example, credit committee review) for approval of the issue are substantially the same as for the underwriting of reinsurance. See "Reinsurance of Monoline Financial Guaranty Insurers -- Underwriting Staffing, Policies and Procedures" in this section. The entire underwriting responsibility rests with the Company as the primary insurer. As a result, the Company participates more actively in the structuring of the transaction than it does as a reinsurer. The Company conducts, at least annually, in-depth surveillance of issues insured as a primary.

Other Businesses

         The Company owns an 87.5% interest in Singer Asset Finance Company, L.L.C. ("Singer"), which purchases from individuals, state lottery prizes, structured settlement payment rights and other long term payment streams. Working with leading financial institutions, Singer has securitized lottery prizes and structured settlement payment streams, i.e., resold pools of such assets into the securities market.

         In July 1996, in furtherance of its diversification effort, the Company formed Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a New York City-based joint venture in which the Company and Mortgage Guaranty Insurance Corporation ("MGIC"), a leading U.S. provider of private mortgage insurance coverage, each own 48% interests. Integrating modeling, analytic and securitization skills and specialty servicing capabilities, C-BASS evaluates, accumulates, services and securitizes assets in the large market of sub-performing and non-performing residential mortgages. As part of its capitalization, C-BASS will receive from the Company the entire interest in Litton Loan Servicing, Inc., a leading residential mortgage specialty servicer based in Houston, Texas acquired by the Company in 1995.

         Both Singer and C-BASS, which are larger scale opportunities than the Company's previous diversification activities, utilize the Company's core skills in complex credit analysis, securitization and strategic relationships.

Sources of Premiums

         The following table sets forth certain information regarding insurance business assumed and written by the Company.

                                                            Year Ended December 31, 1996
                        ------------------------------------------------------------------------------------------------------------
                                                                          Gross Premiums
                          Gross                                         Written as Percent     Premiums Earned       Premiums Earned
                        Premiums        Net Premiums       Premiums       of Total Gross      as Percent of Total      as Percent of
Sources of Premiums      Written           Written          Earned       Premiums Written      Premiums Earned       Total Revenues
-------------------     --------        ------------       --------     ------------------   -------------------     --------------
                                   (Dollars in thousands)
Financial guaranty
   reinsurance
   AMBAC ............   $ 9,407         $  9,400          $  7,014              9.5%                  9.1%                5.3%
   CapMAC ...........     6,161            6,161             3,947              6.2                   5.1                 3.0
   Connie Lee .......     2,265            2,265               575              2.3                   0.7                 0.4
   FGIC .............     7,301            7,301             8,424              7.4                  10.9                 6.4
   FSA ..............    14,001           13,977            10,596             14.2                  13.7                 8.0
   MBIA .............    17,814           17,437            17,142             18.1                  22.2                13.0
Other insurance (1)..    41,639           39,296            29,910             42.3                  38.6                22.6
XOL Retrocessions....      --               (175)             (175)             --                   (0.3)               (0.2)
                        -------         --------          --------            -----                 -----                ----
                        $98,588         $ 95,662          $ 77,433            100.0%                100.0%               58.5%
                        =======         ========          ========            =====                 =====                ====

----------
(1) Includes business written by the Company as a primary insurer. For the year ended December 31, 1996, no single primary insurer included in "Other insurance" provided greater than 4.5%, 4.6% and 5.7% of gross premiums written, net premiums written and premiums earned, respectively.

         The Company has maintained close and long-standing relationships with its monoline financial guaranty insurer clients, dating essentially from either the Company's or the given primary insurer's inception. In the Company's opinion, these relationships provide the Company with a comprehensive understanding of its clients' procedures and reinsurance requirements and allow the clients to utilize the Company's underwriting expertise effectively, thus improving the service they receive.

         The Company is a party to treaty agreements with all active monoline primary insurers except one, which terminated its treaty with the Company in 1997, and it has facultative agreements with all active monoline primary insurers. It also has treaty and facultative agreements with FCIA, NCM Group, Trade Indemnity PLC, Van-Am and Exporters. The Company's treaty and facultative agreements usually are entered into for an indefinite term, subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal or (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with the New York Insurance Law (the "Insurance Law") and, in the case of the agreements with the primary monoline insurers, to maintain the rating agencies' current claims-paying ability ratings for the particular Insurance Subsidiary. Upon termination under the conditions set forth in (ii) above, the Company may be required to return to the primary insurer all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement.

         Of the Company's aggregate monoline reinsurance exposure of $53.1 billion as of December 31, 1996, $28.4 billion, or 53.5%, was derived through its treaty relationships with the primary insurers.

Loss Experience

         The Company establishes a provision for losses and related loss adjustment expenses ("LAE") when reported by primary insurers or when, in the Company's opinion, an insured risk is in default or a default is probable and the amount of the loss is reasonably estimable. Provisions for losses and LAE are established based on the estimated loss, including expenses associated with settlement of the loss, through the full term of the insured obligation. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the Company's ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. On any given municipal and asset-backed reinsurance transaction, the Company and its primary insurer clients underwrite with a zero-loss underwriting objective. For the credit reinsurance business, loss reserves are established based on historical loss development patterns experienced by the Company and by ceding companies in similar businesses. The estimate of reserves for losses and LAE, which includes a non-specific loss reserve, is periodically evaluated by the Company, and changes in estimate are reflected in income currently.

         As the Company anticipated when it commenced its other insurance businesses, it has experienced relatively higher loss levels in certain of these businesses than it experienced in connection with its financial guaranty reinsurance business. See "Other Insurance Businesses" in this section. The Company believes that the higher premiums it receives in these businesses adequately compensate it for the risks involved.

         At December 31, 1996, the Company had established $26.3 million in net reserves for losses and LAE (of which $15.3 million comprised incurred but not reported and non-specific reserves). The following table sets forth certain information regarding the Company's loss experience for the years indicated:

                                            Year Ended December 31,
                                         ----------------------------
                                           1996       1995       1994
                                           ----       ----       ----
                                                 (In thousands)

Net reserve for losses and LAE
   beginning of year ................    $28,946    $26,717    $ 8,753
Net provision for losses and LAE
   Occurring in current year ........      6,087      3,491      9,921
   Occurring in prior years .........      3,097      6,022     12,921
                                         -------    -------    -------
         Total ......................      9,184      9,513     22,842
                                         -------    -------    -------

Net payments for losses and LAE
   Occurring in current year ........        587      2,705      3,216
   Occurring in prior years .........     11,285      4,579      1,662
                                         -------    -------    -------
         Total ......................     11,872      7,284      4,878
                                         -------    -------    -------
Net reserve for losses and LAE at end
   of year ..........................    $26,258    $28,946    $26,717
                                         =======    =======    =======

         The Company paid losses of approximately $20 million in 1993 in connection with the refinancing of three transactions for which the Company was a reinsurer of financial guaranties of securities backed by pools of commercial real estate. In 1994, following notification from the primary insurer, the Company increased its case reserves on these refinanced transactions by $7.1 million. In 1994, the Company also established case reserves of $2.4 million on two additional transactions in its discontinued commercial real estate portfolio. Of these additions to case reserves, $7.5 million were established by transfer from the Company's non-specific reserve, thereby depleting that reserve. Following re-evaluation of all its potential exposures, the Company increased its non-specific reserve to $10 million at year-end 1994. In 1995, the Company established by transfer from the non-specific reserve additional net case reserves relating to these transactions of approximately $3.0 million. There was no significant development in these case reserves in 1996.

         In addition, in 1996, 1995 and 1994 the Company incurred losses of $7.3 million, $6.1 million and $5.7 million, respectively, in connection with its credit and surety businesses, commensurate with the continued growth in premiums written from these businesses.

         The Company believes that the reserves for losses and LAE, including the case and non-specific reserves, are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates.

Investments and Investment Policy

         The Company's investment portfolio is managed with a view maximizing after-tax performance. While the Company allocates much of its portfolio to four external specialty managers, a portion of the portfolio consisting of privately placed securities and municipal bonds is managed internally. All investments are guided by the Company's general investment objectives and policies, including guidelines relating to average maturities and quality, which are periodically reviewed and revised as appropriate. The investment policies are designed to achieve diversification of the portfolio and generally to preclude investments in obligations insured by the Company. Investments comprise almost entirely fixed income securities, with a mix of taxable and tax-exempt investments which maximize the net income of the Company.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies all securities at the time of purchase as "held to maturity" or "available for sale." Securities held to maturity are those securities which the Company intends and has the ability to hold until maturity and are carried at amortized cost. All other fixed maturity securities are classified as available for sale, are carried at market value and may be sold in response to changes in interest rates, prepayment risk, payment of losses and other factors. Unrealized gains and losses, net of taxes, on the available-for-sale portfolio are charged or credited to shareholders' equity.

         The Company internally manages and controls invested assets representing approximately 53.0% of the book value of the investment portfolio at December 31, 1996. The Company intends to hold 27.5% (based on carrying value) of its invested assets to maturity, and, accordingly, in accordance with SFAS No. 115, they are accounted for on an amortized cost basis.

         The following tables set forth certain information concerning the types of investments and maturities composing the investment portfolio of the Company.

                                                             As of December 31, 1996
                                                  ----------------------------------------------
Investment Category (1)                           Carrying Value (2)  Weighted Average Yield (3)
-----------------------                           ------------------  --------------------------
                                                             (Dollars in thousands)
Fixed Maturities, held to maturity
   Municipal obligations - tax exempt .........        $ 98,513                 6.87%
   Corporate securities .......................           8,039                 8.08
   U.S. Government obligations ................           3,076                 6.97
   Private placements .........................         108,064                 9.04
                                                       --------
     Total ....................................         217,692                 7.99
                                                       --------
Fixed maturities, available for sale
   Municipal obligations - tax exempt .........         356,526                 5.37
   Corporate securities .......................          47,151                 7.10
   U.S. Government obligations ................           9,791                 6.58
   Mortgage-backed securities .................          78,186                 7.51
   Foreign securities .........................          48,230                 7.41
                                                       --------
     Total ....................................         539,884                 6.04
                                                       --------
Short-term investments (4) ....................          38,632                 5.46
Common Stocks .................................             878                 8.57
                                                       --------
     Total Investments ........................        $797,086                 6.55%
                                                       ========

----------
(1) Excludes investment in affiliates. See Note 5 of Notes to Consolidated Financial Statements.

(2) Investments in fixed maturities in the held-to-maturity portfolio are carried at amortized cost. Investments in fixed maturities in the available-for-sale portfolio are carried at market value. Short-term investments are carried at cost, which approximates their market values. Common stocks are carried at market value. Unrealized gains and losses on fixed maturities available for sale and common stocks are reflected in shareholders' equity.

(3) Represents yield to maturity on fixed maturities and current yield on common stocks and certain short-term investments. All amounts are stated on a pre-tax basis.

(4) Includes $5.4 million of cash and cash equivalents as of December 31, 1996.

                                                            Carrying Value
Maturity of Fixed Maturities                            As of December 31, 1996
----------------------------                            -----------------------
                                                            (In thousands)
Held to Maturity (1)
          Due in one year or less .......................      $ 25,112
          Due after one year through five years .........        77,272
          Due after five years through ten years ........        76,979
          Due after ten years ...........................        38,329
                                                               --------
              Total(2) ..................................      $217,692
                                                               ========
Available for Sale (3)
          Due in one year or less .......................      $  4,386
          Due after one year through five years .........        29,998
          Due after five years through ten years ........       214,316
          Due after ten years ...........................       291,184
                                                               --------
              Total(4) ..................................      $539,884
                                                               ========

----------
(1) The weighted average maturity of the portfolio is estimated to be 5.1 years as of December 31, 1996.

(2) Investments in fixed maturities in the held-to-maturity portfolio are carried at amortized cost. Total market value as of December 31, 1996 of fixed maturities, held to maturity, was $227.1 million.

(3) The weighted average maturity of the portfolio as of December 31, 1996 is estimated to be 11.8 years.

(4) Investments in fixed maturities in the available-for-sale portfolio are carried at market value. Total amortized cost of fixed maturities, available for sale, as of December 31, 1996 was $527 million.

         The Company has an investment policy of maintaining an investment portfolio having a weighted average credit rating of not lower than AA. The Company's adherence to these policies is reflected in the following table setting forth certain information concerning the rating by Standard & Poor's of the Company's investments. The Company's investment strategy also includes the investment of funds in higher yielding, private placement . These are fixed-maturity obligations whose quality ratings do not alter the otherwise weighted average credit rating of the Company's investment portfolio. In 1995, the Company entered into a joint venture through which it originates and securitizes most of these assets. See "Other Businesses" in this section. However, the Company continues to utilize a portion of these assets in its investment portfolio. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                                                 Percent of Investment Portfolio
Rating                                               As of December 31, 1996
------                                           -------------------------------

AAA (1) ....................................                 43.0%
AA .........................................                 39.3%
A   ........................................                 12.8%
Other (2) ..................................                  4.9%

----------
(1) Includes U.S. Treasury and agency obligations, which constituted 6.3% of the total portfolio as of December 31, 1996.

(2) Consists of common stock, unrated securities and securities rated less than A.

         Retrocession. The Company is a party to certain facultative retrocession agreements, pursuant to which it cedes to certain retrocessionnaires a portion of its reinsurance exposure. Since it is required to pay its obligations in full to the primary insurer regardless of whether it is entitled to receive payments from its retrocessionnaire, the Company therefore believes that in most cases it is vital that retrocessions be made only to very creditworthy retrocessionnaires. The Company also cedes to reinsurers a portion of its direct insurance exposure, and the foregoing also describes in general the relationship between the Company and its reinsurers.

         The Company has historically retroceded relatively little of its financial guaranty reinsurance exposure mainly because the economic gain was not deemed sufficient to offset both the costs of developing a program and the additional risks the Company would assume. These risks include that of the solvency of the retrocessionnaire and possible additional risk if the retrocession is effected on a non-proportional basis.

         In its specialty insurance businesses, the Company in recent years has increased the amount of direct exposure which it reinsures out, particularly that incurred in its excess-SIPC/excess-ICS program, principally in order to comply with applicable regulatory single-risk limitations. Most of the reinsurance capacity for its excess-SIPC/excess-ICS program is provided by certain of the primary financial guaranty insurers, for which the Company serves as reinsurer in their municipal bond and asset-backed transactions. In addition, the Company retrocedes a portion of its credit reinsurance business from FCIA to several international reinsurance companies.

         Enhance Re is party to an excess-of-loss reinsurance agreement with Hannover Ruckversicherungs AG ("Hannover Re") under which it will be entitled, subject to certain conditions, to draw from Hannover Re up to $25 million under certain circumstances. The agreement has a term of one year and is cancelable annually at the option of either party, except that Company has the option to force a seven-year run-off period. Hannover Re is a German reinsurance company which has a claims-paying ability rating from Standard & Poor's of AA+.

          Gross written premiums of $2.5 million were ceded or retroceded by the Insurance Subsidiaries to unaffiliated companies in 1996, of which amount 32.2% was paid to insurance companies having AAA claims-paying ability ratings from Standard & Poor's.

Marketing

         Most of the Company's business derives from relationships it has established and maintains with primary insurance companies. These relationships provide business for the Company in the following major areas: (1) reinsurance for municipal bonds and asset-backed securities (in which area the Company currently has either quota share, surplus share or facultative agreements with all the monoline primary companies); (2) credit reinsurance (in which the Company collected premiums from 23 credit insurers in 1996, primarily domiciled in Europe); and (3) affiliated-company reinsurance (which includes Exporters and
FCIA).

         The Company markets directly to the monoline insurers writing credit enhancement business and has direct relationships with its affiliated primary insurers. Specialist reinsurance intermediaries, most of whom are located in London, usually present to the Company reinsurance opportunities in the credit insurance sector. These brokers work with the Company's marketing personnel in introducing the Company to the primary credit insurance markets and in structuring reinsurance to meet the needs of the primary insurers. Intermediaries are typically compensated by the reinsurer based on a percentage of premium assumed, which varies from transaction to transaction.

Competition

         Reinsurance of Monoline Financial Guaranties. The Company is subject to direct competition from one other U.S. company, Capital Reinsurance Company ("Capital Re"), and one foreign company, Axa Reassurance Finance S.A. ("Axa Re Finance"), specializing in the reinsurance of financial guaranty insurance, which, together with the Company, provides most of the reinsurance available for the monoline financial guaranty primary insurers, particularly with respect to facultative insurance. The Company believes that it and Capital Re have generally participated in roughly equal percentages in treaties with primary insurers. Almost all U.S. multiline insurers have declined to participate in the reinsurance market, which the Company ascribes primarily to their lack of the special expertise and underwriting skills necessary for this line of reinsurance. However, several foreign insurers and reinsurers in addition to Axa Re Finance do compete with the Company on both treaty and facultative bases in the provision of reinsurance for municipal and asset-backed transactions. Certain of these are companies with which some of the U.S. primary financial guaranty insurers have formed strategic alliances.

         Competition in the financial guaranty reinsurance business is based upon many factors, including overall financial strength, pricing, service and evaluation by the rating agencies of claims-paying ability. The agencies allow credit to a ceding primary insurer's capital requirements and single-risk limits for reinsurance ceded in an amount which is a function of the strength of the reinsurer. See "Rating Agencies" in this section. The Company believes that competition from multiline reinsurers and new monoline financial guaranty insurers will be limited due to (a) the declining number of multiline insurers with the requisite financial strength and (b) the barriers to entry for new reinsurers posed by state insurance law and rating agency criteria governing minimum capitalization.

         Financial guaranty insurance, including municipal bond insurance, also competes with other forms of credit enhancement, including letters of credit and guaranties provided primarily by foreign banks and other financial institutions, some of which are governmental agencies or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. However, these credit enhancements serve to provide primary insurers with increased insurance capacity only for rating agency purposes. They do not qualify as capital for state regulatory purposes, nor do they constitute credit against specific liabilities which would allow the primary insurer greater single-risk capacity.

         Other Insurance Businesses. The Company believes that there are a number of direct competitors of the Company in its other insurance businesses, some of which have greater financial and other resources than the Company. The Company has limited its activities in these market areas to those activities which are not served by the Company's financial guaranty monoline primary insurer clients. As a primary insurer, the Company writes insurance on those municipal bonds with respect to which such primary insurers have generally declined to participate because of the size or complexity of such bond issuances relative to the return. The Company also serves as a reinsurer for certain specialty primary insurers which are not monoline financial guaranty insurers, in which the Company has significant equity interests or is otherwise a participant. Such reinsurance accounted for 5.0% of the Company's gross premiums written in 1996. These specialty primary insurers are themselves subject to competition from other primary insurers, many of which have greater financial and other resources.

Rating Agencies

         The rating agencies allow credit to a ceding primary insurer's capital requirements and single-risk limits for reinsurance ceded in an amount depending on the strength of the reinsurer. The claims-paying ability rating criteria used by the rating agencies focus on the following factors: capital resources, financial strength and commitment of the reinsurer's institutional stockholders; demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations; and a minimum policyholders' surplus comparable to primary company requirements, with initial capital sufficient to meet projected growth as well as access to such additional capital as may be necessary to continue to meet standards for capital adequacy. As part of their rating process, Standard & Poor's, Moody's and Duff & Phelps test the capital adequacy of the Insurance Subsidiaries by subjecting them to a "worst-case depression scenario." Expected losses over a depression period are established by applying capital charges to the existing and projected insurance portfolio.

         The claims-paying ability ratings assigned by the rating agencies to a reinsurance or insurance company are based upon factors relevant to policyholders and are not directed toward the protection of the reinsurer's or insurer's securityholders. Such a rating is neither a rating of securities nor a recommendation to buy, hold or sell any security. Claims-paying ability ratings assigned to the Insurance Subsidiaries should not be viewed as indicative of or relevant to any ratings which may be assigned to the Company's outstanding debt securities by any rating agency and should not be considered an evaluation of the likelihood of the timely payment of principal or interest under such securities.

         The Company's ability to compete with other triple-A rated financial guaranty reinsurers, and consequently its results of operations, would be materially adversely affected by any downgrade in Enhance Re's or Asset Guaranty's ratings. Moreover, in addition to the loss of new business that would result from any such downgrade, several treaties to which either Insurance Subsidiary is a party grant the respective primary insurers the right to recapture business previously ceded to such Insurance Subsidiary should it suffer a downgrade of a specified magnitude in its claims-paying ability rating. This could result in a material adverse effect on the Company's deferred premium revenue and its recognition of future income therefrom.

         The Company's ability to continue engaging in certain specialty insurance businesses, principally insurance of real estate-backed financings and municipal bonds, would be adversely affected by a downgrade in Asset Guaranty's rating by Standard & Poor's or Duff & Phelps. See "Specialty Insurance Businesses" in this section.

Data Processing

         The Company believes that its data processing system is adequate to support its current needs and has the capacity to support a greater volume of reinsurance business. Since it commenced operations, the Company has used minicomputer systems, currently consisting of a configuration composed of two Digital Equipment processors, which provide computing services even if only one processor is available. The Company's data center provides computing services on a continuous basis 24 hours a day, seven days a week. System applications files and data bases are backed up to tape on a daily basis, and image back-ups to tape of all disks are performed quarterly. Back-up tapes are shipped to an off-site storage facility weekly. Prior to shipment, these tapes are stored outside the data center in a fireproof safe.

Employees

         As of March 1, 1997, the Company had 100 employees. None of the employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

INSURANCE REGULATORY MATTERS

New York Financial Guaranty Insurance Statute

         The Insurance Subsidiaries are domiciled and licensed in the State of New York as financial guaranty insurers under that portion of the Insurance Law constituting the financial guaranty insurance statute. They are also subject to the provisions of the Insurance Law and related rules and regulations governing property-casualty insurers to the extent such provisions are not inconsistent with the financial guaranty insurance statute. Both Insurance Subsidiaries are also licensed under the Insurance Law to write surety insurance, credit insurance and residual value insurance, which are the only other types of insurance that a financial guaranty insurer licensed under the Insurance Law may be authorized to write.

         The Insurance Subsidiaries are required by New York and each other jurisdiction in which they are licensed to make various filings, including quarterly and annual financial statements prepared in accordance with statutory accounting practices, with those jurisdictions and with the NAIC.

         The Insurance Law requires that financial guaranty insurers and reinsurers maintain both a reserve for known incurred losses (similar to the reserve described in "Description of Business -- Loss Experience" in this section) and a special "contingency reserve" to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. As of December 31, 1996, the statutory contingency reserves of the Insurance Subsidiaries aggregated $149.8 million. The size of the contingency reserve is a function of the premiums written and the principal guaranteed. Moreover, the reserve must be maintained for a specified period, although it may be drawn on under specified but limited circumstances.

         The Insurance Law establishes single-risk limits applicable to all obligations issued by a single entity and backed by a single revenue source and aggregate risk limits on the basis of aggregate net liability and policyholders' surplus requirements. The Insurance Law also regulates the types of securities in which the Insurance Subsidiaries may invest their minimum policyholders' surplus, and also imposes restrictions on the amount of dividends that the Insurance Subsidiaries may pay. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters - Dividend Policy."

         The Company believes that each of Enhance Financial and the Insurance Subsidiaries is in material compliance with all applicable laws and regulations of the State of New York pertaining to its business and operations.

Financial Guaranty Insurance Regulation in Other States

         The Insurance Subsidiaries are subject to the insurance laws in each jurisdiction in which they are licensed to transact insurance. Reinsurance activities are generally not directly regulated by state law, which typically excludes the transaction of reinsurance from the activities that constitute the transaction of insurance and that therefore require licensure. Reinsurance activities are, however, generally subject to limited indirect regulation in most states through the regulation of ceding primary insurers domiciled in those states.

Insurance Holding Company Laws

         Enhance Financial, as the parent, and the Insurance Subsidiaries, as controlled insurers, are subject to regulation under the insurance holding company laws of New York, which require the Insurance Subsidiaries to register with the New York Insurance Department (the "Department") and to file with it certain reports including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

         State holding company laws also require prior notice or regulatory approval of direct or indirect changes in control of an insurer or its holding company and of certain material intercorporate transfers within the holding company structure. Upon obtaining control, the acquiror would become subject to various ongoing reporting requirements in New York and certain other states.

         Under the Insurance Law, any person holding or acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to be holding or acquiring "control" of such company and its subsidiaries, unless the Department determines upon application that such acquiror would not control such company. As a beneficial owner of more than 10% of the voting shares of Enhance Financial, U S WEST, Inc. ("U S WEST") is presumed under the Insurance Law indirectly to control the Insurance Subsidiaries. Pursuant to applications made under Section 1501(c) of the Insurance Law, the Department has determined, subject to certain conditions, that U S WEST is not considered the ultimate controlling person of either Insurance Subsidiary. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

NAIC/IRIS Ratios

         The Insurance Regulatory Information System of the NAIC was developed primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. The system identifies eleven industry ratios and specifies "usual values" for each ratio. The changes in writings of the Insurance Subsidiaries all fell within these usual values.

Item 2. Properties.

         The Company other than Van-Am occupies 40,550 square feet of office space comprising its executive offices at 335 Madison Avenue, New York, New York 10017 pursuant to a sublease expiring August 2000. Van-Am occupies 6,300 square feet of office space at 167 East Main Street, Lexington, Kentucky, pursuant to a lease expiring December 1999.

Item 3. Legal Proceedings.

         The Company is not a party, nor is any of its property subject, to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Securityholders.

         Not applicable.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

SHARE INFORMATION

         The following table sets forth the high and low sales prices for the Common Stock for the calendar quarters indicated as reported in the New York Stock Exchange consolidated transaction system:

                                                        High          Low
                                                        ----          ---
         1995
         ----
            1st quarter  ..........................    $18-3/8       $15-7/8
            2nd quarter  ..........................     19-5/8        16-1/4
            3rd quarter  ..........................     20-5/8        18
            4th quarter............................     27            19-7/8

         1996
         ----
            1st quarter  ..........................    $27-5/8       $23-3/8
            2nd quarter  ..........................     29-1/2        26-1/8
            3rd quarter  ..........................     33            26-3/4
            4th quarter  ..........................     36-1/2        32-1/2

         1997
         ----
            1st quarter (through March 14).........     39-3/8        34-1/4

         As of March 14, 1997, there were 108 holders of record of the Common Stock.

DIVIDEND POLICY

         Since the initial public offering of its Common Stock in 1992, Enhance Financial has increased its dividend at the rate of $.04 per share per year. Enhance Financial paid an aggregate dividend of $0.40 per share in 1996, and the board of directors declared a dividend in the first quarter of 1997 of $0.11 per share. The amount of dividends payable in the future will be reviewed periodically by the board of directors in light of the Company's earnings, financial condition and capital requirements. The declaration and payment of dividends are subject to the discretion of the board of directors of Enhance Financial, and there is no requirement or assurance that dividends will be paid.

         Enhance Financial's ability to pay dividends as well as its operating, debt service and other expenses depends upon the ability of the Insurance Subsidiaries to pay dividends to Enhance Financial and is subject to restrictions contained in an agreement relating to Enhance Financial's indebtedness. The Insurance Subsidiaries' ability to pay dividends to Enhance Financial is subject to restrictions contained in the Insurance Law. The Company expects that such restrictions will not affect the ability of such subsidiaries to declare and pay dividends sufficient to support the payment of dividends by Enhance Financial consistent with the practice adopted in recent years. The agreements relating to Enhance Financial's indebtedness limit Enhance Financial's ability to pay dividends under certain circumstances. As of December 31, 1996, up to $21.2 million was available for the payment of dividends to Enhance Financial by the Insurance Subsidiaries without the prior approval of the insurance regulatory authorities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 of Notes to Consolidated Financial Statements.

Item 6. Selected Historical Consolidated Financial Information.

         The following table presents selected historical consolidated financial information derived from the historical consolidated financial statements of the Company as of and for each of the years in the five-year period ended December 31, 1996. This information should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   Year Ended December 31,
                                              -----------------------------------------------------------------
                                              1996            1995           1994            1993          1992
                                              ----            ----           ----            ----          ----
                                                      (Dollars in thousands except per share amounts)
Statement of Income Data:
Gross premiums written ................     $ 98,588       $ 87,159        $85,112        $ 89,788       $63,655
Net premiums written ..................       95,662         82,988         80,685          86,649        61,428
Premiums earned .......................       77,433         62,950         61,757          59,629        45,552
Net realized gains (losses) on
  sale of investments..................        4,008          3,478         (5,829)         16,649         7,939
Net investment income (1)..............       48,122         44,159         38,225          32,214        29,806
Total revenues ........................      132,301        112,456         95,693         109,693        84,686
Income before income taxes ............       76,390         63,840         32,659          50,284        49,449
Net income ............................       55,704         47,297         26,565          37,974        37,617
Earnings per share ....................         3.12           2.73           1.49            2.09          2.07
Fully diluted earnings per share.......         3.00           2.64           1.49            2.09          2.07
Selected Financial Ratios (2)
Loss ratio ............................         11.9%          15.1%          37.0%           37.0%        20.4%
Expense ratio .........................         52.6           54.2           55.5            53.8         56.5
Combined ratio ........................         64.5           69.3           92.5            90.8         76.9

                                                                       As of December 31,
                                              -----------------------------------------------------------------
                                              1996            1995           1994            1993          1992
                                              ----            ----           ----            ----          ----
                                                      (Dollars in thousands except per share amounts)
Balance Sheet Data:
Investments (3)........................     $797,086       $749,200       $639,888        $622,303      $490,777
Total  ................................      983,443        885,961        749,388         725,048       576,246
Deferred premium revenue ..............      266,204        248,051        227,883         209,008       181,988
Total liabilities .....................      495,094        462,024        389,127         360,581       244,101
Total shareholders' equity ............      488,349        423,937        360,261         364,467       332,145
Book value per share...................        27.03          24.59          20.45           20.14         18.29
Statutory Basis Reserves (4):
Contingency reserves ..................     $149,795       $120,833        $98,554         $79,404       $58,494
Policyholders' surplus ................      311,987        294,516        287,629         299,984       219,624
                                             -------        -------        -------         -------       -------
Qualified statutory capital..........        461,782        415,349        386,183         379,388       278,118
Unearned premiums....................        323,180        298,171        269,832         242,996       212,613
Losses and LAE reserves .............         17,722         22,026         19,535           5,835        14,847
                                            --------        -------        -------         -------       -------
Total policyholders' reserves........       $802,684       $735,546       $675,550        $628,219      $505,578
                                             =======        =======        =======         =======       =======

Leverage ratio (5).....................       122:1          128:1          124:1           108:1         128:1

----------
(1) Excludes capital gains and losses.

(2) The loss ratio is the quotient derived by dividing losses and LAE incurred by premiums earned. The expense ratio is the quotient derived by dividing underwriting and operating expenses by premiums earned. The combined ratio is the sum of the loss and expense ratios. Such ratios have been calculated using amounts determined in accordance with GAAP.

(3) Excludes investments in affiliates. See Note 5 of Notes to Consolidated Financial Statements for information concerning Enhance Financial's investments in affiliates.

(4) Represents the combined statutory financial position of the Insurance Subsidiaries.

(5) Leverage ratio is net insurance in force divided by qualified statutory capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

         The Company's initial capitalization of $113.8 million (net of issuance expenses) when it commenced operations in 1986 was obtained through a private placement in that year of Common Stock to management as well as institutional and other investors. The Company obtained additional capital of $26.5 million in 1988 through the issuance of additional shares, $39.4 million in 1990 through the issuance of additional shares in the merger between Enhance Financial and its partially owned subsidiary, Asset Guaranty, Inc., and $11.8 million in 1992 through the issuance of additional shares in its initial public offering of Common Stock. In 1993, Enhance Financial issued an aggregate $75.0 million principal amount of 6.75% Debentures due 2003 (the "6.75% Debentures"). As of December 31, 1996, the Company's total capitalization was $563.3 million.

         The Company's revenues consist primarily of (a) premiums earned on insurance and reinsurance contracts and (b) investment income.

Year Ended December 31, 1996 versus Year Ended December 31, 1995

         Gross premiums written in 1996 increased 13.1% to $98.6 million from $87.2 million in 1995. Total premium writings in 1996 benefitted from a 19.2% increase in non-municipal reinsurance writings and a 22.8% increase in the Company's other insurance lines.

         The volume of municipal bonds issued in 1996 increased by 15.0% over 1995 issuance to $184.4 billion. Bonds issued for new money purposes, increased to $126.7 billion in 1996 from the 1995 level of $112.5 billion. The insured portion of new issues rose to 46.2% in 1996 from 42.7% in 1995. Total municipal bond refundings in 1996 represented 23.9% of new-issue volume compared to 21.0% in 1995.

         Net premiums written increased 15.3% to $95.7 million in 1996 from $83.0 million in 1995, consistent with the increase in gross premiums discussed in the preceding paragraphs. The following table shows net premiums written by line of business for the periods presented:

Net Premiums Written (in thousands)                      1996              1995
-----------------------------------                      ----              ----
Municipal Reinsurance ......................           $41,147           $39,768
Non-Municipal Reinsurance ..................            17,379            13,497
Other Insurance Lines ......................            37,136            29,723
                                                       -------           -------
                                                       $95,662           $82,988
                                                       =======           =======

         The Company's other insurance lines include direct municipal bond insurance, credit reinsurance, financial responsibility, excess-SIPC/excess-ICS and other surety lines. Net premiums written from these businesses have grown from $8.6 million (15.6%) in 1991 to $37.1 million (38.8%) in 1996. The Company expects that these other insurance lines will continue to contribute a significant component of its premium revenues. In connection with certain of its other insurance lines, the Company underwrites with the anticipation of higher loss levels than those associated with its core municipal and non-municipal reinsurance business. The Company takes into account these higher loss levels in determining appropriate premium rates.

         Net premiums earned grew 23.0% to $77.4 million in 1996 from $62.9 million in 1995. This growth in premiums earned was in large part attributable to increased earnings from the Company's other insurance lines as discussed in the preceding paragraph. The following table shows net premiums earned by line of business for the periods presented:

Net Premiums Earned (in thousands)                       1996              1995
----------------------------------                       ----              ----
Municipal Reinsurance ......................           $34,405           $29,489
Non-Municipal Reinsurance ..................            13,002             9,445
Other Insurance Lines ......................            30,026            24,016
                                                       -------           -------
                                                       $77,433           $62,950
                                                       =======           =======

         Monoline reinsurance earned premiums increased 21.8% principally due to refundings which contributed $9.9 million (12.8%) of earned premiums in 1996 compared to $5.7 million (9.0%) in 1995. A refunding eliminates the Company's reinsurance exposure to the refunded obligation and as a result, the Company recognizes in current earnings the remaining related deferred premium revenue. Excluding the impact of refundings, premiums earned increased 18.0% over the prior year. The growth in premiums earned also reflects the amortization of the deferred premium revenue balance which has grown to $266.2 million at year-end 1996 from $248.1 million at year-end 1995.

         Net investment income increased 9.0% to $48.1 million in 1996 from $44.2 million for 1995 consistent with the growth in invested assets in the period. The average yields on the Company's investment portfolio, after deducting associated costs, were 6.4% for each of the years ended December 31, 1996 and 1995, respectively. In addition, the Company realized $4.0 million and $3.5 million of net capital gains in 1996 and 1995, respectively. Net investment income is presented after deduction of both external investment management fees and internal costs associated with managing the portfolio.

         Incurred losses and loss adjustment expenses ("LAE") were $9.2 million in 1996 compared with $9.5 million in 1995. Of these amounts, $7.3 million and $6.1 million were incurred in connection with the Company's credit and surety businesses in 1996 and 1995, respectively. The Company believes that the reserves for losses and LAE, including case and non-specific reserve, are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates.

         The Company's operating expense ratio for 1996 was 52.6% compared to 54.2% in 1995. Policy acquisition costs, which vary with and are directly related to the generation of new and renewal premiums, totaled $26.7 million and $21.1 million in 1996 and 1995, respectively, representing 34.5% and 33.4% of premiums earned in those respective periods. Other operating expenses increased only marginally to $13.2 million in 1996 and $12.7 million in 1995.

         Interest expense of $6.2 million was incurred in 1996 compared to $5.6 million in 1995. The increase reflected the additional borrowings under the Company's line of credit under a bank credit agreement (the "Credit Agreement"). The Company's short term debt increased to $42.6 million at year-end 1996 from $15.0 at year-end 1995.

         The Company's effective tax rate was 27.1% for 1996 compared to 25.9% in 1995. The higher 1996 rate reflects the continuing reduction in the percentage of pre-tax income represented by income from tax-exempt assets. This impact has been reduced in part by the Company's strategy of directing a greater proportion of its new cash flow to the purchase of tax-exempt securities in 1996.

         Net income for 1996 increased 17.8% to $55.7 million from $47.3 million in 1995. On a per share basis, earnings increased 14.1% to $3.12 in 1996 from $2.73 in 1995. Operating earnings per share, which excludes the impact of capital gains and losses and foreign exchange gains and losses, increased 15.2% to $2.97 in 1996.

         The per-share increases were offset, in part, by the higher weighted average shares in 1996 following the reissuance, in the first quarter of 1996, of 600,000 treasury shares to Swiss Reinsurance Company and the issuance at various times throughout 1996 of 231,275 new shares in connection with the exercise of stock options.

         The weighted average shares outstanding for 1996 was 17.88 million compared to 17.32 million for 1995.

Year Ended December 31, 1995 versus Year Ended December 31, 1994

         Gross premiums written in 1995 increased 2.4% to $87.2 million compared with $85.1 million in 1994. Total premium writings in 1995 benefitted from the 59.0% increase in non-municipal reinsurance writings and the 20.5% increase in specialty insurance writings, offset in part by a 18.0% decline in municipal reinsurance premiums.

         The volume of municipal bonds issued in 1995 decreased by 3.3% to $159.0 billion as compared with $164.5 billion in issuance in the prior year. Bonds issued for new money purposes decreased to $112.6 billion in 1995 from the 1994 level of $114.3 billion. The insured portion of new issues rose to 43.0% in 1995 compared with 37.3% in 1994.

         Net premiums written increased 2.9% to $83.0 million in 1995 from $80.7 million in 1994, consistent with the increase in gross premiums discussed above. Of the Company's net premiums written in 1995, 47.9%, 16.3% and 35.8% were derived from the reinsurance of municipal bonds, the reinsurance of asset-backed debt obligations and the Company's specialty activities, respectively, compared to 58.5%, 11.0% and 30.5% in 1994.

         The Company's specialty businesses include direct municipal bond insurance, credit reinsurance, financial responsibility, excess-SIPC/excess-ICS and other surety lines. Net premiums written from these businesses have grown from $8.6 million (15.6%) in 1991 to $29.7 million (35.8%) in 1995. The Company expects that these specialty businesses will continue to contribute a significant component to its revenues. The Company underwrites certain of its specialty businesses with the anticipation of higher loss levels than those associated with its core municipal and asset-backed reinsurance business. The Company takes these higher loss levels into account in determining appropriate premium rates.

         Net premiums earned grew 1.9% to $62.9 million in 1995 from $61.8 million in 1994. Growth in premiums earned was achieved despite a $6.0 million decline in refundings, which accounted for only 9.0% of earned premiums in 1995 compared with 18.9% of premiums earned in 1994. A refunding eliminates the Company's reinsurance exposure to the refunded obligation, with the result that the Company recognizes in current earnings the remaining related deferred premium revenue. Excluding the impact of refundings, premiums earned were up 14.3% over the prior year. The growth in premiums earned also reflects the amortization of the deferred premium revenue balance, which has grown to $248.1 million at year-end 1995 from $227.9 million at year-end 1994.

         Net investment income increased 15.5% to $44.2 million in 1995 from $38.2 million for 1994. This growth resulted primarily from the Company's having invested all of its available cash flow in higher yielding special without lowering the credit quality of the portfolio. The average yields on the Company's investment portfolio, after deducting associated costs, were 6.4% and 6.2% for the years ended December 31, 1995 and 1994, respectively. The increase in investment income further reflects the growth in the Company's investment portfolio from $640 million at year-end 1994 to $749 million at December 31, 1995.

         In addition, the Company realized $3.5 million of net capital gains in 1995 compared with net realized capital losses of $5.8 million in 1994, reflecting lower interest rates during the year.

         Incurred losses and LAE were $9.5 million in 1995 compared with $22.8 million in 1994. Of these amounts, losses and LAE incurred in connection with the Company's discontinued commercial real estate-related portfolio aggregated $9.5 million in 1994 compared with $1.2 million in 1995. In addition, in 1995 and 1994, the Company incurred losses and LAE of $5.4 million and $5.7 million, respectively, in connection with its credit and surety businesses commensurate with the growth in premiums written from these businesses.

         The Company believes that the reserves for losses and LAE, including the case and non-specific reserves, including the case and non-specific reserve, are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates.

        The Company's operating expense ratio was 54.2% in 1995 compared to 55.5% in 1994. Policy acquisition costs, which vary with and are directly related to the generation of new and renewal premium, totaled $21.1 million and $20.3 million in 1995 and 1994, respectively, representing 33.4% and 32.8% of premiums earned in those respective periods. Other operating expenses increased only marginally to $12.7 million in 1995 from $12.5 million in 1994.

         Interest expense of $5.6 million was recorded in 1995 compared to $5.8 million in 1994. The decrease reflected the impact of a reverse interest-rate swap entered into in January 1995 and subsequently terminated in June 1995, from which the Company realized a net interest reduction of $0.7 million, including amortization of gain on termination of the swap. This reduction was offset in part by interest expense of $0.6 million on the additional drawdowns of $12.0 million on the Company's line of credit under the Credit Agreement.

         The Company's effective tax rate was 25.9% for 1995 compared to 18.7% in 1994. The higher 1995 rate reflects the fact that income earned on tax-exempt assets represented a smaller portion of pretax income in 1995 than in 1994. The prior year's rate further reflects the benefit from capital losses.

         Net income for 1995 increased 78.0% to $47.3 million from $26.6 million in 1994. Earnings per share increased similarly by 83.8% to $2.73 in 1995 from $1.49 for 1994.

         The weighted average shares outstanding for 1995 was 17.32 million compared to 17.88 million for 1994. The Company continued its share buyback program in 1995 and repurchased 404,800 of its shares on the open market at various times throughout the year. Through December 31, 1995, the Company has repurchased 1,025,000 shares out of a total authorized by the board of directors of 1.2 million.

Liquidity and Capital Resources

         As a holding company, Enhance Financial finances the payment of its operating expenses, principal and interest on its debt obligations, dividends, if any, to its shareholders and the repurchase of its common stock primarily from dividends and other payments from the Insurance Subsidiaries, and draws on its line of credit provided under the Credit Agreement.

         Payment of dividends to Enhance Financial by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. Enhance Re declared and paid a total of $13.3 million in dividends in 1996. Asset Guaranty has not paid any dividends since its inception. As of December 31, 1996, under the Insurance Law, Enhance Financial had $21.2 million available from the Insurance Subsidiaries, compared with $20.8 million available as of December 31, 1995. Payments of dividends by Enhance Financial to its shareholders are further restricted by the terms of the Credit Agreement. At December 31, 1996, the maximum amount of dividends which may be paid by Enhance Financial to its shareholders in compliance with the terms of such agreement was $31.2 million.

         As of December 31, 1996, the statutory policyholders' surplus of Enhance Re and Asset Guaranty were $225.3 million and $86.7 million, respectively, compared to the minimum $68.4 million required by each under the Insurance Law.

         Enhance Financial entered into the Credit Agreement with a major commercial bank providing for borrowing by Enhance Financial of up to $60.0 million (increased from $30 million in October 1996) to be used for general corporate purposes. The Credit Agreement provides for a revolving credit facility under which individual advances may be converted, at Enhance Financial's discretion, into a four-year term loan. The Company borrowed $3.0 million in 1994, an additional $12.0 million in 1995 and a further $27.5 million in 1996. The total outstanding at year-end 1996 was $42.6 million.

         The Company believes that the operating liquidity needs of the Insurance Subsidiaries can be funded exclusively from their respective operating cash flows. The Company's cash flow from operations consists principally of insurance and reinsurance premiums collected and income earned on invested assets, which in turn is applied to the payment of claims, operating expenses and income taxes. The Company's cash flow from operations was $59.8 million, $66.3 million and $64.7 million for the years 1996, 1995 and 1994, respectively. The Company paid a total of $11.9 million, $7.3 million and $4.9 million in claims in 1996, 1995 and 1994, respectively. Of the claim payments made in 1996, $11.3 million related to reserves established in prior years.

         Liquidity is also provided by the Company's sales of securities in its available-for-sale portfolio as well as payments of principal on investments upon maturity.

         In July 1996, the Company formed C-BASS, a joint venture in which the Company and MGIC each own 48% interests. Under the terms of the joint venture agreement, the Company contributed $15.8 million in cash in 1996 and will contribute an additional $9.4 million (including its 100% interest in LLSI) in 1997. In connection with its joint venture agreement with Singer, the Company makes available to Singer a LIBOR-based secured revolving credit facility, up to a maximum of $17 million, for its use in originating assets for securitization. In addition, the Company provides to Singer a LIBOR-based working capital credit line. At December 31, 1996, $13.7 million and $3.3 million were outstanding under the secured credit facility and the working capital credit line, respectively.

         Based on the historical cash flow of the Company, the Company's current financial results and the Company's expectation as to the level of the Company's net premiums written during the next twelve months, the Company believes that cash flow provided by operating activities of the Insurance Subsidiaries over the next year will provide sufficient liquidity for the operations of the Company, as well as funds to Enhance Financial so that Enhance Financial will be able to meet its debt service and other obligations. The ability of Enhance Financial to meet its debt service and other obligations beyond the next twelve months will depend upon the cash flow generated by the operating activities of the Insurance Subsidiaries and the availability to Enhance Financial of sufficient amounts of funds from the Insurance Subsidiaries in the form of dividends or other payments. Beyond the next twelve months, the Company's cash flow to Enhance Financial may be influenced by a variety of factors, including market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although the Company presently anticipates that it will be able to meet all debt service and other obligations over the long term, no assurance can be given as to whether the available net cash provided by the Company's operating activities will provide sufficient liquidity for Enhance Financial to meet all its long-term liquidity needs.

         At December 31, 1996, 1995 and 1994, the carrying value of the Company's investments was $797 million, $749 million and $640 million, respectively, on which was earned $48.1 million, $44.2 million and $38.2 million in 1996, 1995 and 1994, respectively, excluding $4.0 million, $3.5 million and $(5.8) million of net realized gains (losses) in 1996, 1995, and 1994, respectively. The increase in investments resulted principally from cash flows from operations generated during the period. As of December 31, 1996, the Company held approximately $33.2 million and $5.4 million in short-term investments and cash and cash equivalents, respectively, to meet liquidity needs.

         In 1996, the Company incurred annual debt service on its long and short term borrowings of $6.2 million and will incur similar debt service expense in 1997. In 1996, the Company repaid the then remaining balance of its notes issued in 1991 aggregating $3.4 million.

         The Company has no other material commitments for capital or other expenditures within the next twelve months or thereafter.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ENHANCE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                  33

Consolidated Balance Sheets as of December 31, 1996 and 1995                  34

Consolidated Statements of Income for the Years Ended
  December 31, 1996, 1995, and 1994                                           35

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 1996, 1995, and 1994                                           36

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995, and 1994                                           37

Notes to Consolidated Financial Statements                                    38

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Enhance Financial Services Group Inc.

We have audited the accompanying consolidated balance sheets of Enhance Financial Services Group Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
March 3, 1997
New York,  New York

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                            December 31,
                                                                      -----------------------
                                                                         1996          1995
                                                                         ----          ----
Assets
   Investments:
      Fixed maturities, held to maturity, at amortized cost
         (market value $227,048 and $218,036) ....................    $ 217,692     $ 206,427
      Fixed maturities, available for sale, at market
         (amortized cost $526,973 and $471,011) ..................      539,884       489,159
      Common stock, at market (cost $498) ........................          878           729
      Investment in affiliates ...................................       24,182         7,241
      Short-term investments .....................................       33,247        44,103
      Cash and cash equivalents ..................................        5,385         8,782
                                                                      ---------     ---------
        Total Investments ........................................      821,268       756,441

   Premiums receivable ...........................................       22,472        21,217
   Accrued interest and dividends receivable .....................       11,434        10,739
   Deferred policy acquisition costs .............................       87,325        81,197
   Federal income taxes recoverable ..............................        1,428           726
   Prepaid reinsurance premiums ..................................        2,793         2,850
   Reinsurance recoverable on unpaid losses ......................        1,823         1,853
   Receivable from affiliates ....................................       22,205           945
   Receivable for securities .....................................        2,370          --
   Other assets ..................................................       10,325         9,993
                                                                      =========     =========
        TOTAL ASSETS .............................................    $ 983,443     $ 885,961
                                                                      =========     =========
Liabilities and Shareholders' Equity

LIABILITIES
   Losses and loss adjustment expenses ...........................    $  28,081     $  30,799
   Reinsurance payable on paid losses and loss adjustment expenses        2,463         2,645
   Deferred premium revenue ......................................      268,997       250,901
   Accrued profit commissions ....................................        3,050         3,719
   Deferred income taxes .........................................       46,402        39,198
   Long-term debt ................................................       75,000        78,400
   Short-term debt ...............................................       42,575        15,000
   Payable for securities ........................................        2,083        17,324
   Accrued expenses and other ....................................       26,443        24,038
                                                                      ---------     ---------
       TOTAL LIABILITIES .........................................      495,094       462,024
                                                                      ---------     ---------
SHAREHOLDERS' EQUITY
   Common stock-$.10 par value
      Authorized-30,000,000 shares ...............................        1,853         1,830
   Additional paid-in capital ....................................      201,847       192,865
   Retained earnings .............................................      283,791       235,285
   Unearned compensation .........................................          (20)         (104)
   Unrealized gains ..............................................        8,636        12,104
   Treasury stock ................................................       (7,758)      (18,043)
                                                                      ---------     ---------
      TOTAL SHAREHOLDERS' EQUITY .................................      488,349       423,937
                                                                      =========     =========
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................    $ 983,443     $ 885,961
                                                                      =========     =========

                 See notes to consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands except per share amounts)

                                                               Years ended December 31,
                                                        -------------------------------------
                                                          1996          1995           1994
                                                        ---------     ---------     ---------
Revenues

   Net premiums written ............................    $  95,662     $  82,988     $ 80,685
   Increase in deferred premium revenue ............      (18,229)      (20,038)     (18,928)
                                                        ---------     ---------     --------
        Premiums earned ............................       77,433        62,950       61,757
   Net investment income ...........................       48,122        44,159       38,225
   Net realized gains(losses) on sale of investments        4,008         3,478       (5,829)
   Other income ....................................        2,738         1,869        1,540
                                                        ---------     ---------     --------
        Total revenues .............................      132,301       112,456       95,693
                                                        ---------     ---------     --------
Expenses
   Losses and loss adjustment expenses .............        9,184         9,513       22,842
   Policy acquisition costs ........................       26,703        21,053       20,276
   Profit commissions ..............................          850           359        1,539
   Other operating expenses ........................       13,197        12,715       12,450
                                                        ---------     ---------     --------
        Total expenses .............................       49,934        43,640       57,107
                                                        ---------     ---------     --------
   Income from operations ..........................       82,367        68,816       38,586
   Equity in net income of affiliates ..............          274           115          168
   Foreign currency gain(loss) .....................          (69)          547         (275)
   Interest expense ................................       (6,182)       (5,638)      (5,820)
                                                        ---------     ---------     --------
        Income before income taxes .................       76,390        63,840       32,659
   Income taxes ....................................       20,686        16,543        6,094
                                                        =========     =========     ========
        Net income .................................    $  55,704     $  47,297     $ 26,565
                                                        =========     =========     ========

Primary earnings per share .........................    $    3.12     $    2.73     $   1.49
                                                        =========     =========     ========

Fully diluted earnings per share ...................    $    3.00     $    2.64     $   1.49
                                                        =========     =========     ========

                 See notes to consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For The Years Ended December 31, 1994, 1995 AND 1996
                       (In thousands except share amounts)

                                                                                                                         Unearned
                                                       Common Stock             Treasury Stock           Additional    Compensation/
                                                  ---------------------     ------------------------       Paid-in    Excess Pension
                                                    Shares       Amount       Shares         Amount        Capital       Liability
                                                  ----------     ------     ----------      --------     ----------   --------------
Balance, December 31, 1993 ...................    18,274,200     $1,827        180,925      ($ 2,666)     $ 192,380      ($   573)

Amortization of unearned compensation (net
of terminations and income tax benefit) ......                                   5,650                           40           275
Reversal of additional pension liability
  in excess of unrecognized prior service cost
  (net of income tax benefit) ................                                                                                 34
Change in unrealized gains (losses) ..........
Dividends paid ($0.32 per share) .............
Exercise of stock options ....................         3,275          1                                          46
Purchase of treasury stock ...................                                 471,300        (8,645)
Net income ...................................
                                                  ----------     ------     ----------      --------      ---------      --------
Balance, December 31, 1994 ...................    18,277,475      1,828        657,875       (11,311)       192,466          (264)

Amortization of unearned compensation
  (net of income tax benefit) ................                                                                  229           160
Change in unrealized gains (losses) ..........
Dividends paid ($0.36 per share) .............
Exercise of stock options ....................        24,575          2                                         413
Registration costs of common stock ...........                                                                 (243)
Purchase of treasury stock ...................                                 404,800        (6,732)
Net income ...................................
                                                  ----------     ------     ----------      --------      ---------      --------
Balance, December 31, 1995 ...................    18,302,050      1,830      1,062,675       (18,043)       192,865          (104)

Amortization of unearned compensation
  (net of income tax benefit) ................                                                                  282            84
Change in unrealized gains (losses) ..........
Dividends paid ($0.40 per share) .............
Exercise of stock options ....................       231,275         23                                       4,722
Registration costs of common stock ...........                                                                 (184)
Reissuance of treasury stock .................                                (600,000)       10,323          4,162
Purchase of treasury stock ...................                                   1,600           (38)
Net income ...................................
                                                  ----------     ------     ----------      --------      ---------      --------
Balance, December 31, 1996 ...................    18,533,325     $1,853        464,275      ($ 7,758)     $ 201,847      ($    20)
                                                  ==========     ======     ==========      ========      =========      ========

                                                     Unrealized    Retained
                                                   Gains (Losses)  Earnings         Total
                                                   --------------  ---------      ---------
Balance, December 31, 1993 ...................       $    142      $ 173,357      $ 364,467

Amortization of unearned compensation (net
of terminations and income tax benefit) ......                                          315
Reversal of additional pension liability
  in excess of unrecognized prior service cost
  (net of income tax benefit) ................                                           34
Change in unrealized gains (losses) ..........        (16,811)                      (16,811)
Dividends paid ($0.32 per share) .............                        (5,711)        (5,711)
Exercise of stock options ....................                                           47
Purchase of treasury stock ...................                                       (8,645)
Net income ...................................                        26,565         26,565
                                                     --------      ---------      ---------
Balance, December 31, 1994 ...................        (16,669)       194,211        360,261

Amortization of unearned compensation
  (net of income tax benefit) ................                                          389
Change in unrealized gains (losses) ..........         28,773                        28,773
Dividends paid ($0.36 per share) .............                        (6,223)        (6,223)
Exercise of stock options ....................                                          415
Registration costs of common stock ...........                                         (243)
Purchase of treasury stock ...................                                       (6,732)
Net income ...................................                        47,297         47,297
                                                     --------      ---------      ---------
Balance, December 31, 1995 ...................         12,104        235,285        423,937

Amortization of unearned compensation
  (net of income tax benefit) ................                                          366
Change in unrealized gains (losses) ..........         (3,468)                       (3,468)
Dividends paid ($0.40 per share) .............                        (7,198)        (7,198)
Exercise of stock options ....................                                        4,745
Registration costs of common stock ...........                                         (184)
Reissuance of treasury stock .................                                       14,485
Purchase of treasury stock ...................                                          (38)
Net income ...................................                        55,704         55,704
                                                     --------      ---------      ---------
Balance, December 31, 1996 ...................       $  8,636      $ 283,791      $ 488,349
                                                     ========      =========      =========

                See notes to consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years ended December 31,
                                                         -------------------------------------
                                                           1996           1995          1994
                                                         ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .....................................    $  55,704     $  47,297        26,565
     Adjustments to reconcile net income to net cash
         provided by operating activities:
        Depreciation and amortization, net ..........       (8,333)       (6,054)       (1,329)
        (Gain)loss on sale of investments, net ......       (4,008)       (3,478)        5,829
        Equity in net income of affiliates ..........         (274)         (115)         (105)
        Compensation, restricted stock award program            84           160           275
        Change in assets and liabilities:
           Premiums receivable ......................       (1,255)      (11,376)          688
           Accrued interest and dividends receivable          (695)         (147)         (484)
           Accrued expenses and other liabilities ...        2,812        17,386        (1,811)
           Deferred policy acquisition costs ........       (6,128)       (7,174)       (7,830)
           Deferred premium revenue, net ............       18,153        20,168        18,928
           Accrued profit commissions ...............         (669)       (3,944)        1,090
           Losses and loss adjustment expenses,net ..       (2,870)          762        20,085
           Other assets .............................       (2,741)         (432)         (448)
           Income taxes, net ........................        9,999        13,220         3,205
                                                         ---------     ---------     ---------
     Net cash provided by operating activities ......       59,779        66,273        64,658
                                                         ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment .............         (599)         (345)         (335)
     Proceeds from sales of investments .............      640,282       529,127       478,160
     Proceeds from maturity of investments ..........       23,291        17,091        53,175
     Purchase of investments ........................     (735,346)     (585,833)     (609,893)
     Sales(purchases) of short-term investments, net        10,856       (15,633)       22,402
     Investment in affiliates .......................      (16,667)       (5,709)           (1)
                                                         ---------     ---------     ---------
     Net cash used in investing activities ..........      (78,183)      (61,302)      (56,492)
                                                         ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Receivable from affiliates .....................      (21,260)         --            --
     Capital stock ..................................        4,843           401            87
     Short-term debt ................................       27,575        12,000         3,000
     Dividends paid .................................       (7,198)       (6,223)       (5,711)
     Principal payment long-term debt ...............       (3,400)       (1,400)       (1,400)
     Reissuance of treasury stock ...................       14,485          --            --
     Purchase of treasury stock .....................          (38)       (6,732)       (8,645)
                                                         ---------     ---------     ---------
Net cash provided by/(used in) financing activities..       15,007        (1,954)      (12,669)
                                                         ---------     ---------     ---------
Net change in cash and cash equivalents .............       (3,397)        3,017        (4,503)
Cash and cash equivalents, beginning of year ........        8,782         5,765        10,268
                                                         ---------     ---------     ---------
Cash and cash equivalents, end of year ..............    $   5,385     $   8,782     $   5,765
                                                         =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
           Cash paid during the year for income taxes    $   4,608     $   3,772     $   2,682
                                                         =========     =========     =========
           Cash paid during the year for interest ...    $   6,326     $   6,233     $   5,991
                                                         =========     =========     =========

                 See notes to consolidated financial statements

Notes to Consolidated Financial Statements
Years Ended December 31, 1996, 1995 and 1994

Note 1 - ORGANIZATION

         Enhance Financial Services Group Inc. ("Enhance Financial") is a holding company which was incorporated in the State of New York in December 1985 and commenced operations in November 1986. Business is conducted by Enhance Financial's consolidated subsidiaries: Enhance Reinsurance Company ("Enhance Re"); Asset Guaranty Insurance Company ("Asset Guaranty"); and Van-American Companies, Inc. ("Van-Am", see Note 5). Enhance Re and Asset Guaranty (the "Insurance Subsidiaries") are licensed financial guaranty insurance companies domiciled in the State of New York which principally provide insurance and reinsurance coverage on financial guaranties issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which, for the Insurance Subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by regulatory authorities (see Note
3). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The significant accounting policies of Enhance Financial and its subsidiaries are as follows:

Consolidation

          The accompanying financial statements include the accounts of Enhance Financial, the Insurance Subsidiaries and Van-Am (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. Investments in non-material subsidiaries and in companies which represent from 20% to 50% of their ownership are accounted for in accordance with the equity method of accounting (see Note 5).

Investments

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting For Certain Investments in Debt and Equity Securities," management classifies all securities at the time of purchase as "held to maturity" or "available for sale." Fixed maturity securities held to maturity are those securities which the Company intends and has the ability to hold until maturity and are carried at amortized cost. All other fixed maturity securities are classified as available for sale and carried at market value. Unrealized gains and losses, net of taxes, on the available for sale portfolio are charged or credited to shareholders' equity.

         Common stocks are carried at market value. Short-term investments are carried at cost, which approximates market. Unrealized gains and losses net of income taxes on common stocks are reflected in shareholders' equity. Realized gains or losses on sales of investments are determined on the basis of specific identification.

Premium Revenue Recognition

         Premiums are earned in proportion to the level amortization of insured principal over the contract period. Deferred premium revenue represents that portion of premiums which will be earned over the remainder of the contract period. When insured issues are refunded or called, the remaining deferred premium revenue is generally earned at that time, since the risk to the Company is considered to have been eliminated.

         The following is a summary of net premiums written:

In thousands                                    Year Ended December 31,
                                          ----------------------------------
                                          1996           1995           1994
                                          ----           ----           ----

Direct premiums written ..........      $  10,178       $ 12,313       $ 12,311
Assumed premiums written .........         88,410         74,846         72,801
Reinsured ceded ..................         (2,518)        (2,995)        (3,546)
Return premiums/refundings .......           (408)        (1,176)          (881)
                                        ---------       --------       --------
Net premiums written .............      $  95,662       $ 82,998       $ 80,685
                                        =========       ========       ========

Deferred Policy Acquisition Costs

         Deferred policy acquisition costs comprise those expenses that vary with and are primarily related to the production of business, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by ceding commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts.

Losses and Loss Adjustment Expenses ("LAE")

         Reserves for losses and LAE are established based on the Company's best estimate of specific and non-specific losses, including expenses associated with settlement of such losses, on its insured and reinsured obligations. The Company records a provision for losses and related LAE when reported by primary insurers or when, in the Company's opinion, an insured risk is in default or a default is probable and the amount of the loss is reasonably estimable. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the Company's ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. The estimates for losses and LAE are periodically evaluated by the Company, and changes in estimates are reflected in income currently. The Company believes that the reserves are adequate to cover the ultimate cost of all claims net of reinsurance recoveries. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates.

Federal Income Taxes

         In accordance with SFAS No. 109, "Accounting for Income Taxes", deferred federal income taxes are provided for temporary differences between the tax and financial reporting basis of assets and liabilities that will result in deductible or taxable amounts in future years when the reported amount of the asset or liability is recovered or settled. In the case of the Company, such temporary differences relate principally to premium revenue recognition and deferred acquisition costs.

         The Internal Revenue Code permits municipal bond insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to the statutory mandatory contingency reserve during the year. The deduction taken is allowed only to the extent that U.S. Treasury non-interest-bearing tax and loss bonds are purchased at their par value prior to the original due date of the Company's consolidated federal tax return and held in an amount equal to the tax benefit attributable to such deductions. The amounts deducted must be included in taxable income when the contingency reserve is released, at which time the Company may redeem the tax and loss bonds to satisfy the additional tax liability. Purchases of tax and loss bonds are recorded as payments of federal income taxes and are not reflected in the Company's current tax provision.

Post-retirement and Post-employment Benefits

         The Company provides various post-retirement and post-employment benefits, including pension, health and other insurance benefits covering substantially all employees who meet certain age and service criteria. The Company accounts for these benefits under the accrual method of accounting. Amounts related to the defined benefit pension plan and postretirement benefits are charged based on actuarial determinations.

Stock Compensation Plans

         In 1991, the Company implemented a stock option program for key employees. In 1992, the Company implemented a directors' stock option program for the benefit of directors who are not employees of the Company. Under these programs, awards are granted to eligible employees and directors of the Company in the form of Incentive Stock Options, where they qualify under the Internal Revenue Code, or Non Qualified Stock Options. In October 1995, the Financial Accounting Standards Board adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 applies to all stock-based employee compensation plans (except employee stock ownership plans) in which an employer grants shares of its stock or other equity instruments to employees. SFAS No. 123 permits a company to choose for its stock-based compensation plans either the fair value based method of accounting as defined in the statement or the intrinsic value based method of accounting as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The company has elected to continue to apply the accounting requirements under APB 25 and in accordance with SFAS No. 123 has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied (see Note 13).

Earnings Per Share

         Primary and fully diluted earnings per share are computed using the treasury stock method to determine the weighted average number of shares of common stock and, where material, common stock equivalents outstanding during each year.

         For primary earnings per share, the weighted average number of shares of common stock outstanding were 17,875,000, 17,316,000 and 17,875,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The dilution from the exercise of stock options outstanding was not material.

         For fully diluted earnings per share, the weighted average number of shares of common stock and common stock equivalents was 18,565,000, 17,949,000 and 17,875,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

Reclassifications

         Certain of the prior years' amounts have been reclassified to conform to the current year presentation.

Note 3 - INSURANCE REGULATORY MATTERS

         The consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP") which, for the Insurance Subsidiaries, differ in certain material respects from accounting practices prescribed or permitted by insurance regulatory authorities. The significant differences result from the statutory accounting practices which treat premiums earned, policy acquisition costs, deferred income taxes, investments in fixed maturities and loss reserves differently.

         At December 31, 1996 the statutory basis policyholders' surplus of Enhance Re and Asset Guaranty, as reported to insurance regulatory authorities, was $225.3 million and $86.7 million, respectively. Statutory net income of Enhance Re and Asset Guaranty was $46.5 million and $8.8 million, respectively, for the year ended December 31, 1996. At December 31, 1995 the statutory basis policyholders' surplus of Enhance Re and Asset Guaranty was $214.2 million and $80.3 million, respectively. Statutory net income of Enhance Re and Asset Guaranty was $39.0 million and $10.5 million, respectively, for the year ended December 31, 1995. Statutory net income of Enhance Re and Asset Guaranty was $21.3 million and $2.0 million, respectively, for the year ended December 31, 1994.

         The New York Financial Guarantee Insurance Law establishes single risk limits applicable to all obligations issued by a single entity and backed by a single revenue source. Under the limit applicable to municipal bonds, the insured average annual debt service for a single risk, net of reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal bonds attributable to any single risk, net of reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserves. Additional single risk limits, which generally are more restrictive than the municipal bond single risk limit, are also specified for several other categories of insured obligations.

Note 4 - INVESTMENTS

         The following is a summary of the Company's investments in fixed maturities at December 31, 1996 and 1995:

In thousands

                                                    Gross        Gross
                                    Amortized  Unrealized   Unrealized       Market
1996                                     Cost       Gains       Losses        Value
                                     --------     -------     --------     --------
Held to Maturity
     U.S. Government obligations     $  3,076     $    94     $     40     $  3,130
     Municipal obligations             98,513       8,930                   107,443
     Corporate securities               8,039         372                     8,411
     Private placements               108,064                               108,064
                                     --------     -------     --------     --------
 Total held to maturity              $217,692     $ 9,396     $     40     $227,048
                                     ========     =======     ========     ========
 Available for Sale

     U.S. Government obligations     $  9,680     $   120     $      9     $  9,791
     Municipal obligations            347,575      10,038        1,087      356,526
     Foreign securities                46,108       2,158           36       48,230
     Mortgage-backed securities        77,413         844           71       78,186
     Corporate securities              46,197       1,100          146       47,151
                                     --------     -------     --------     --------
 Total available for sale            $526,973     $14,260     $  1,349     $539,884
                                     ========     =======     ========     ========
1995

 Held to Maturity
     U.S. Government obligations     $  3,584     $   203     $      5     $  3,782
     Municipal obligations             98,349      10,723                   109,072
     Corporate securities               9,757         688                    10,445
     Private placements                94,737                                94,737
                                     --------     -------     --------     --------
 Total held to maturity              $206,427     $11,614     $      5     $218,036
                                     ========     =======     ========     ========
Available for Sale
     U.S. Government obligations     $ 30,447     $ 1,565     $      6     $ 32,006
     Municipal obligations            256,783       9,845          174      266,454
     Foreign securities                36,347       2,277          264       38,360
     Mortgage-backed securities        97,435       1,114            9       98,540
     Corporate securities              49,999       3,850           50       53,799
                                     --------     -------     --------     --------
 Total available for sale            $471,011     $18,651     $    503     $489,159
                                     ========     =======     ========     ========

         The amortized cost and estimated market value of fixed maturities at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 In thousands                                              Amortized     Market
                                                             Cost        Value
                                                           --------     --------
Fixed maturities, held to maturity
Due in one year or less                                    $ 25,112     $ 25,138
Due after one year through five years                        77,272       79,743
Due after five years through ten years                       76,979       81,782
Due after ten years                                          38,329       40,385
                                                           --------     --------
                                                           $217,692     $227,048
                                                           ========     ========
Fixed maturities, available for sale
Due in one year or less                                    $  4,388     $  4,386
Due after one year through five years                        29,020       29,998
Due after five years through ten years                      208,724      214,316
Due after ten years                                         284,841      291,184
                                                           --------     --------
                                                           $526,973     $539,884
                                                           ========     ========

         Proceeds from sales of investments in fixed maturities during 1996, 1995 and 1994 were approximately $640 million, $529 million and $478 million, respectively. Gross gains of $7.7 million and gross losses of $3.7 million were realized on those sales in 1996. Gross gains of $10.1 million and gross losses of $6.6 million were realized on those sales in 1995. Gross gains of $5.9 million and gross losses of $11.7 million were realized on those sales in 1994.

         Sources of the Company's consolidated net investment income are as follows:

 In thousands                                         Year Ended December 31,
                                                   -----------------------------
                                                   1996        1995        1994
                                                   ----        ----        ----

Fixed maturities                                 $46,102     $42,188     $37,914
Short-term investments and  cash equivalents       3,184       4,131       2,226
Other                                                849         261         216
                                                 -------     -------     -------
    Total investment income                       50,135      46,580      40,356
Less investment expenses                           2,013       2,421       2,131
                                                 -------     -------     -------
Net investment income                            $48,122     $44,159     $38,225
                                                 =======     =======     =======

         Under agreements with its cedants and in accordance with statutory requirements, the Insurance Subsidiaries maintain funds (bonds, common stocks, cash equivalents) in trust accounts principally for the benefit of reinsured companies and for the protection of policyholders in states in which the Insurance Subsidiaries are not licensed. The carrying amount of such restricted balances amounted to approximately $212 million and $162 million at December 31, 1996 and 1995 respectively.

 Note 5 - INVESTMENT IN AFFILIATES

         The Company owns 360,000 shares of EIC Corporation Ltd. ("EIC"), an insurance holding company which, through its wholly owned insurance subsidiary licensed in Bermuda, insures foreign trade receivables. The Company's investment represented an equity interest of approximately 41% at the date of acquisition and approximately 36.5% at December 31, 1996. The Company's percentage ownership may be reduced from time to time through the participation of additional equity investors. However, in accordance with its purchase agreement the Company's ownership percentage cannot be reduced below 36%. The Company accounts for its investment in EIC in accordance with the equity method of accounting.

         In 1990, the Company acquired $5.3 million of face value 9% cumulative senior preferred shares (accounted for at cost) and $0.3 million of face value convertible preferred shares of Van-Am, an insurance holding company.

         In October 1995, the Company converted all the shares of convertible preferred stock of Van-Am into shares of common stock of Van-Am. The Company currently owns 89.1% (85.5% on a fully diluted basis) of the outstanding common stock of Van-Am. Since the accumulated deficit attributable to the minority interest exceeds the minority interest in the equity capital of Van-Am and there is no obligation for the minority interest to make good such losses, the Company has accounted for its investment in Van-Am as a wholly owned subsidiary of the Company

         Effective July 1, 1995, the Company acquired all of the outstanding shares of Litton Loan Servicing, Inc. ("LLSI"), a Houston-based loss mitigation residential mortgage servicer. The purchase price approximated the fair market value of the acquired assets and liabilities at the date of acquisition. In July, 1996, the Company and Mortgage Guaranty Insurance Corporation formed a joint venture company, Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), which evaluates, accumulates, services and securitizes sub-performing and non-performing residential mortgages. The Company will contribute approximately $25 million in cash and other assets for its 48% interest in C-BASS. At December 31, 1996, the Company had contributed $15.8 million of its capital contribution to the C-BASS joint venture. Subsequent to year end, the Company contributed an additional $4.5 million. The investment in C-BASS is being accounted for on the equity basis of accounting. As part of the Company's capital contribution to the joint venture, LLSI will become part of C-BASS. Since Enhance Financial's current 100% ownership interest in LLSI is temporary, the Company has also accounted for this investment on the equity basis of accounting.

         In October 1995, the Company acquired a 50% joint venture interest in Singer Asset Finance Company, L.L.C. ("Singer"), which originates and securitizes various types of special assets such as lottery winnings and similar state obligations. The excess (approximately $3.7 million) of the Company's cost over the fair value of its interest in the net assets of Singer represents goodwill and is being amortized over 20 years. Subsequent to year end, the Company increased its ownership interest in Singer to 87.5% in an all stock transaction.

Note 6 - INCOME TAXES

         The Company files a consolidated federal income tax return with its includable subsidiaries. Subject to the provisions of a tax sharing agreement, income tax allocation is based upon separate return calculations.

         The components of the Company's consolidated provision for income taxes are as follows:

                                                  Year Ended December 31,
                                          --------------------------------------
In thousands                               1996            1995            1994
                                          -------         -------         ------
Current income taxes                      $ 9,992         $ 5,447         $3,217
Deferred income taxes                      10,694          11,096          2,877
                                          -------         -------         ------
    Tax provision                         $20,686         $16,543         $6,094
                                          =======         =======         ======

A reconciliation from the tax provision calculated at the federal statutory rate of 35% to the actual tax is as follows:

                                                  Year Ended December 31,
                                          --------------------------------------
In thousands                               1996            1995            1994
                                          -------         -------         ------
Tax provision at statutory rate            $ 26,736      $ 22,344      $ 11,431
Tax exempt interest and dividends            (6,492)       (5,816)       (6,095)
Other, net                                      442            15           758
                                           --------      --------      --------
    Actual tax                             $ 20,686      $ 16,543      $  6,094
                                           ========      ========      ========

        The components of the net deferred income tax liability as of December 31, 1996 and 1995 are as follows:

                                     December 31, 1996       December 31, 1995
                                     -----------------       -----------------
 In thousands                      Assets    Liabilities   Assets    Liabilities
                                   -------   -----------   -------   -----------

Contingency reserves                           $36,920                 $31,364
Deferred policy acquisition costs               30,564                  28,319
Deferred premium revenue                         7,841                   7,383
Unrealized capital gains                         4,522                   6,349
Tax and loss bonds                 $19,565                 $17,896
Alternative minimum tax
     credit carryforward             4,900                   6,400
Losses and LAE reserves              4,575                   3,360
Deferred income                      2,137                   2,475
Other                                5,472       3,204       5,817       1,731
                                   -------     -------     -------     -------
                                   $36,649     $83,051     $35,948     $75,146
                                   =======     =======     =======     =======

Note 7 - LONG-TERM DEBT AND CREDIT FACILITY

         The carrying value of the Company's long-term debt is as follows:

                                                            December 31,
                                                     ---------------------------
                                                       1996               1995
                                                     -------             -------
In thousands
Debentures, due 2003                                 $75,000             $75,000
1991 Notes, due 1996                                                       1,400
1991 Note, due 2001                                                        2,000
                                                     -------             -------
    Total                                            $75,000             $78,400
                                                     =======             =======

         The debentures were issued at par and bear interest at 6.75% payable in March and September each year. The debentures are non-callable and are general unsecured and unsubordinated obligations of Enhance Financial.

         The 1991 Notes due 1996 bore interest at 7.0% and were subject to mandatory redemption by Enhance Financial in equal annual installments throughout their term to maturity. The 1991 Note due 2001 bore interest at 8.4% and was subject to mandatory redemption in equal annual installments throughout the final five years of its term until maturity. Interest on the 1991 Notes was payable semi-annually, on June 1 and December 1 of each year. In September 1996, Enhance Financial redeemed the 1991 Notes and, in connection with such redemption, incurred an interest penalty of $96,000.

         Enhance Financial is a party to a credit agreement (the "Credit Agreement") with a major commercial bank allowing Enhance Financial to borrow up to $60 million (increased from $30 million in October 1996) to be used for general corporate purposes. The Credit Agreement provides for a revolving credit facility under which individual advances may be converted, at Enhance Financial's discretion, into four-year term loans. Interest on advances under the Credit Agreement is payable at the average of the then-current Eurodollar rate on dollar deposits adjusted to reflect regulatory reserve requirements, plus a margin equal to (i) .4% for advances under the revolving credit facility or (ii) .5% for amounts outstanding under any term loan. Borrowings under the Credit Agreement are conditioned on, among other things, the pledge by Enhance Financial of the common stock of Enhance Re. The Credit Agreement prohibits the Company from incurring additional indebtedness to the extent the resulting total would exceed 25% of the Company's total capitalization as defined and includes certain covenants, none of which significantly restrict the Company's operating activities or dividend-paying ability. Enhance Financial borrowed under the Credit Agreement $3 million in 1994, an additional $12 million in 1995 and a further $27.5 million net in 1996, all of which was outstanding at December 31, 1996.

Note 8 - SHAREHOLDERS' EQUITY AND DIVIDENDS

         In 1992, Enhance Financial's board of directors authorized the repurchase of up to 600,000 shares of its common stock and in 1994, increased its authorization to 1,200,000 shares. Enhance Financial purchased 1,600, 404,800 and 471,300 shares of its common stock at an average price of $23.82, $16.63, and $18.33 per share in 1996, 1995, and 1994, respectively. In December 1996, the board of directors canceled its prior authorization and authorized the repurchase of up to 750,000 shares of Enhance Financial's common stock from that date. Subsequent to year end, the Company purchased an additional 32,925 shares at an average price of $36.15 per share.

         In February 1996, Swiss Reinsurance Company purchased from Enhance Financial and one of its shareholders, respectively, 600,000 and 400,000 shares of Enhance Financial common stock at a purchase price of $24.48 per share.

         In June 1996, Enhance Financial's charter was amended to authorize the issuance of up to 5,000 shares of preferred stock, the terms of which are determined by the board of directors upon issuance.

         The New York Insurance Law requires financial guaranty insurers to maintain a minimum policyholders' surplus of $65 million. When added to the minimum policyholders' surplus of $3.4 million separately required for the other lines of insurance which it is licensed to write, each of the Insurance Subsidiaries is required to have an aggregate minimum policyholders' surplus of $68.4 million.

         Under the New York Insurance Law, the Insurance Subsidiaries may declare or distribute dividends only out of earned surplus. The maximum amount of dividends which may be paid by the Insurance Subsidiaries to Enhance Financial without prior approval of the Superintendent of Insurance is subject to restrictions relating to statutory surplus and net investment income as defined by statute. Enhance Re declared and paid a total of $13.3 million in dividends to Enhance Financial for the year ended December 31, 1996. Asset Guaranty has paid no dividends since its inception. At December 31, 1996, the Insurance Subsidiaries had $21.2 million available for dividend distribution.

         Under the terms of the Credit Agreement, the maximum amount of dividends which may be paid by Enhance Financial as of December 31, 1996 was $31.2 million.

Note 9 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Fixed maturity securities - The fair values of fixed maturity securities are based on quoted market prices or dealer quotes.

         Short-term investments - Fair values of short-term investments are assumed to equal cost.

         Deferred premium revenue - The fair value of the Company's deferred premium revenue is based on the estimated cost of entering into a cession of the entire portfolio with third-party reinsurers under market conditions. This figure was determined by using the statutory basis unearned premiums adjusted for ceding commission based on current market rates.

         Loss and loss adjustment reserves - The carrying amount is composed of the present value of the expected cash flows for specifically identified claims combined with a general estimate for non-specific reserves. Therefore, the carrying amount is a reasonable estimate of the fair value of the reserve.

         Long-term debt - The fair value is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the Company for debt of the same remaining maturities.

         Short-term debt - The fair value of short-term debt, which bears interest at variable rates, is assumed to equal the carrying value of the debt.

         The carrying amounts and estimated fair values of these financial instruments are as follows:

In thousands                              December 31, 1996             December 31, 1995
                                          -----------------             -----------------
                                                      Estimated                      Estimated
                                        Carrying        Fair           Carrying        Fair
                                         Amount         Value           Amount         Value
                                         ------         -----           ------         -----
 Assets:
 Fixed maturity securities              $757,576       $766,932        $695,586      $707,195
 Common stock                                878            878             729           729
 Short-term investments                   33,247         33,247          44,103        44,103

Liabilities:
 Deferred premium revenue                266,204        227,123         248,051       209,760
 Loss and loss
     adjustment expense reserve           26,258         26,258          28,946        28,946
 Long-term debt                           75,000         74,933          78,400        81,162
 Short-term debt                          42,575         42,575          15,000        15,000

Note 10 - INSURANCE IN FORCE

         The Company principally insures and reinsures financial guaranties issued to support public and private borrowing arrangements, including commercial paper, bond financings, and similar transactions. Financial guaranties are conditional commitments which guaranty the performance of a customer to a third party.

         The Company's potential liability in the event of nonperformance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. At December 31, 1996, the Company's aggregate insurance in force was $56.6 billion. The Company's insured portfolio as of December 31, 1996 was broadly diversified by geographic and bond market sector with no single credit representing more than 1% of the Company's net insurance in force.

         The composition of the Company's insurance in force by type of issue and by state of issue was as follows:

TYPE OF ISSUE
In billions                                                   December 31,
                                                        ------------------------
                                                            1996           1995
                                                        ---------      ---------
 General obligation and other tax backed                $    15.8      $    15.6
 Non-municipal                                               12.2           11.0
 Utilities                                                    9.2            8.9
 Health care                                                  6.2            6.3
 Airport/Transportation                                       5.9            5.2
 Housing                                                      1.5            1.4
 Other municipal                                              2.3            2.2
 Other insurance businesses                                   3.5            2.8
                                                        ---------      ---------
 Total                                                  $    56.6      $    53.4
                                                        =========      =========

STATE OF ISSUE
In billions                                                   December 31,
                                                        ------------------------
                                                            1996           1995
                                                        ---------      ---------

 California                                             $     6.9      $     6.7
 New York                                                     6.2            5.7
 Florida                                                      4.2            4.2
 Texas                                                        3.1            3.0
 Pennsylvania                                                 3.1            3.1
 Illinois                                                     2.6            2.5
 Other (each less than 4%)                                   30.5           28.2
                                                        ---------      ---------
     Total                                              $    56.6      $    53.4
                                                        =========      =========

         The Company controls its exposure to credit risk through a structured underwriting process which includes detailed credit analysis, review of primaries' underwriting guidelines, surveillance policies and procedures, and the use of reinsurance.

Note 11 - RELATED PARTY TRANSACTIONS

         The Company makes available to Singer a LIBOR-based secured revolving credit facility, up to a maximum of $17.0 million, for its use in originating assets for securitization. In addition, the Company provides to Singer a LIBOR-based working capital credit line. At December 31, 1996, $13.7 million and $3.3 million were outstanding under the secured credit facility and working capital credit line, respectively.

Note 12 - EMPLOYEE BENEFITS

         The Company maintains a non-contributory defined benefit pension plan for the benefit of all eligible employees. Employer contributions are based upon a fixed percentage of employee salaries determined at the discretion of the Company. Plan assets consist primarily of U.S. government and corporate debt securities.

         The actuarially computed net pension cost for 1996, 1995, and 1994 using the projected unit credit actuarial method of attribution includes the following components:

    In thousands                                         Year Ended December 31,
                                                     ------------------------------
                                                     1996         1995         1994
                                                     ----         ----         ----
Service cost-benefits earned during the period     $ 1,298      $ 1,225      $ 1,701
Interest cost on projected benefit obligation          485          396          287
Actual return on plan assets                          (579)        (320)         223
Net amortization and deferral                          205           55         (524)
                                                   -------      -------      -------
    Net periodic pension cost                      $ 1,409      $ 1,356      $ 1,687
                                                   =======      =======      =======

         The following table sets forth the funding status of the plan and the accrued pension cost recognized in the Company's consolidated balance sheets:

In thousands                                                        December 31,
                                                           ------------------------------
                                                           1996         1995         1994
                                                           ----         ----         ----
Accumulated benefits obligation, including vested
    benefits of $4,457, $4,879 and $5,122                 $(4,635)     $(5,809)     $(5,532)
                                                          -------      -------      -------
Projected benefit obligation                              $(6,475)     $(8,824)     $(7,024)
Plan assets at fair value                                   4,437        5,053        3,856
                                                          -------      -------      -------
Projected benefit obligation in excess of plan assets      (2,038)      (3,771)      (3,168)
                                                          -------      -------      -------
Unrecognized prior service cost                             1,014        1,067          (92)
Unrecognized transition net asset                              16           17           19
Unrecognized net (gain)loss                                (2,717)         189        1,446
                                                          -------      -------      -------
Accrued pension cost                                      $(3,725)     $(2,498)     $(1,795)
                                                          =======      =======      =======

         Actuarial assumptions utilized to determine the projected benefit obligation and estimated unrecognized net (gain) loss were as follows:

                                                      1996      1995     1994
                                                      ----      ----     ----
Discount rate                                          7.5%     5.5%     5.5%
Expected long-term rate of return on plan assets       8.5%     8.5%     8.5%
Rate of increase in future compensation levels         6.0%     6.0%     6.0%

         In addition to pension benefits, the Company provides certain health care benefits for retired employees. Substantially all employees of Enhance Financial and the Insurance Subsidiaries may become eligible for these benefits if they reach retirement age while working for the Company.

         The net post-retirement benefit cost for 1996, 1995 and 1994 was $118,000, $105,000, and $88,000, respectively, and includes service cost, interest cost and amortization of the transition obligation.

         At December 31, 1996 the accumulated post-retirement benefit obligation was $484,000 and was not funded. The discount rate used in determining the accumulated post-retirement benefit obligation was 7% and the health care cost trend rate was 13%, graded to 6% over 8 years.

         On January 1, 1996, the Company implemented a 401(k) retirement savings plan covering substantially all employees of the Company. Under this plan, the Company provides a matching contribution of 25% on contributions up to 6% of base salary made by eligible employees to the plan. The Company contributed $110,000 to the plan in 1996.

Note 13 -  STOCK OPTION AND RESTRICTED STOCK AWARD PROGRAMS

         The Company maintains a stock option program for its key employees. Options issued under the program vest in four equal annual installments commencing approximately one year after the date of grant.

         The Company also maintains a directors' option program pursuant to which directors of Enhance Financial or the Insurance Subsidiaries who are not employees of the Company are granted non-qualified stock options. Options under this program vest in two equal annual installments commencing on December 31 next following the date of grant. Options under both plans are exercisable at the option price, being the fair market value at the date of grant. The Board of Directors of Enhance Financial has authorized a maximum of 3,367,950 shares of the Company's common stock to be awarded as options of which

2,810,985 options (net of expirations and cancellations) had been awarded as of December 31, 1996. Information regarding activity in the option programs follows:

     1996                                     Number         Option Price
                                              of shares      per share
                                              ---------      ------------

     Outstanding at beginning of year         2,415,721      $14.50 - $26.625
     Granted - Employees                        400,110      $26.875  $34.00
             - Directors                         26,000      $36.50
     Exercised                                 (231,275)     $14.50 - $20.25
     Expired or canceled                        (57,446)     $16.00 - $23.875
                                              ---------
     Outstanding at year-end                  2,553,110      $14.50 - $36.50
                                              ---------
     Exercisable at year-end - Employees      1,321,457      $14.50 - $23.875
                             - Directors        143,333      $17.125 -$26.625
                                              ---------

     1995                                     Number         Option Price
                                              of shares      per share
                                              ---------      ------------

     Outstanding at beginning of year         1,944,759      $14.50 - $20.25
     Granted - Employees                        490,350      $17.25 - $23.875
             - Directors                         30,000      $26.625
     Exercised                                  (24,575)     $14.50 - $20.25
     Expired or canceled                        (24,813)     $16.00 - $20.25
                                              ---------
     Outstanding at year-end                  2,415,721      $14.50 - $26.625
                                              ---------
     Exercisable at year-end - Employees      1,166,213      $14.50 - $20.25
                             - Directors        114,333      $17.125 - $19.875
                                              ---------

     1994                                     Number         Option Price
                                              of shares      per share
                                              ---------      ------------

     Outstanding at beginning of year         1,502,100      $14.50 - $20.25
     Granted - Employees                        459,100      $16.00
             - Directors                         30,000      $17.125
     Exercised                                   (3,275)     $14.50
     Expired or canceled                        (43,166)     $14.50 - $20.25
                                              ---------
     Outstanding at year-end                  1,944,759      $14.50 - $20.25
                                              ---------
     Exercisable at year-end - Employees        250,026      $14.50 - $20.25
                             - Directors         83,333      $19.50 - $19.875
                                              ---------

         No shares have been issued under the Company's restricted stock award program since 1989. Total compensation expense of $79,000, $157,000, and $211,000 was recognized related to services rendered in 1996, 1995 and 1994, respectively.

         The Company applies the provisions of APB Opinion No.25 "Accounting for Stock Issued to Employees" in accounting for its stock option program. Accordingly, no compensation expense has been recognized for options granted under its stock option program, and the Company has adopted the disclosure-only provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option program been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   1996
                                                                   ----

     Net income - as reported                                    $55,704
     Net income - pro forma                                      $55,046
     Primary earnings per share - as reported                    $  3.12
     Primary earnings per share -  pro forma                     $  3.08

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for option grants awarded in 1996 and 1995:

                                                     Options Granted
                                                  1996              1995
                                                  ----              ----

      Dividend Yield                          1.1%  to  1.5%    1.4%  to    2.0%
      Volatility                             20.5%  to 30.3%   26.5%  to   31.1%
      Risk-free interest rate                 6.2%  to  6.8%    5.6%  to    7.2%
      Assumed annual forfeiture rate               3.0%              3.0%
      Expected life                               10 years         10 years

Note 14 - COMMITMENTS AND CONTINGENCIES

A. Leases

         The Company has committed to lease office space under non-cancelable leases which expire in August 1999, December 1999, April 2000 and August 2000. The leases provided for escalations resulting from increased assessments for taxes, utilities and maintenance. Future minimum rental payments on all leases, before any deductions for estimated sublease income, are as follows:

     In thousands                                                 Operating
     Years Ended December 31,                                        Leases
                                                                  ---------
     1997                                                            $2,161
     1998                                                             2,147
     1999                                                             2,059
     2000                                                               754
                                                                     ------
                                                                     $7,121
                                                                     ======

         Rent expense was $1,139,000, $1,236,000 and $1,515,000 for the years ended December 31, 1996, 1995 and 1994, respectively, net of sublease income.

     B. Accrued Profit Commissions

         According to the terms of a number of the Company's treaty reinsurance contracts, the Company is required to pay the ceding companies a contingent commission based upon a percentage of the net underwriting profit, as defined, accruing to the Company under these treaties. Under the terms of most of these contracts, each individual underwriting year is required to be adjusted no earlier than five years after its inception, and adjustments are to be made annually thereafter until all written premiums are fully earned and all losses are settled.

Note 15 - PARENT COMPANY FINANCIAL INFORMATION

         The following are the condensed balance sheets of Enhance Financial as of December 31, 1996 and 1995 and its condensed statements of income and cash flows for the years ended December 31, 1996, 1995 and 1994:

CONDENSED BALANCE SHEETS
      In thousands                                        December 31,
                                                       ------------------
                                                       1996          1995
                                                       ----          ----
     Assets:
     Investments                                     $ 10,213      $  3,790
     Investment in affiliated companies               563,395       501,713
     Other assets                                      38,386        21,218
                                                     --------      --------
                                                     $611,994      $526,721
                                                     ========      ========
     Liabilities and Shareholders' Equity:
     Long-term debt                                  $ 75,000      $ 78,400
     Other liabilities                                 48,645        24,384
     Shareholders' equity                             488,349       423,937
                                                     --------      --------
                                                     $611,994      $526,721
                                                     ========      ========
CONDENSED STATEMENTS OF INCOME
      In thousands                                Year Ended December 31,
                                             --------------------------------
                                             1996          1995          1994
                                             ----          ----          ----

     Total revenues                        $  1,312      $    272      $    253
     Total expenses                          12,343        11,321         8,459
                                           --------      --------      --------
                                            (11,031)      (11,049)       (8,206)
     Equity in net income of affiliates      61,727        55,873        30,117
                                           --------      --------      --------
     Income before income taxes              50,696        44,824        21,911
     Income tax benefit                       5,008         2,473         4,654
                                           --------      --------      --------
     Net income                            $ 55,704      $ 47,297      $ 26,565
                                           ========      ========      ========

CONDENSED STATEMENTS OF CASH FLOWS

      In thousands                                                 Year Ended December 31,
                                                              --------------------------------
                                                              1996          1995          1994
                                                              ----          ----          ----
    Cash Flows from Operating Activities:
        Net income                                          $ 55,704      $ 47,297      $ 26,565
        Adjustments to reconcile net income to
          net cash from operating activities:
        Equity in net income of affiliates                   (61,727)      (55,873)      (30,117)
        Other                                                (22,188)       (3,577)          782
                                                            --------      --------      --------
    Net cash used in operating activities                    (28,211)      (12,153)       (2,770)
                                                            --------      --------      --------
    Cash Flows from Investing Activities:
        Investment in affiliates net of  dividends
             received                                         (3,423)       14,328        18,062
        Purchase of investments                                             (2,456)       (2,787)
        Sale of investments                                      750         1,498
        Sales of short-term investments, net                  (5,529)          837           138
                                                            --------      --------      --------
    Net cash provided by (used in) investing activities       (8,202)       14,207        15,413
                                                            --------      --------      --------
    Cash Flows from Financing Activities:
        Capital stock                                          4,843           401            87
        Short-term debt                                       27,500        12,000         3,000
        Dividends paid                                        (7,198)       (6,223)       (5,711)
        Principal payment - senior notes                      (3,400)       (1,400)       (1,400)
        Reissuance of treasury stock                          14,485
        Purchase of treasury stock                               (38)       (6,732)       (8,645)
                                                            --------      --------      --------
    Net cash provided by (used in) financing activities       36,192        (1,954)      (12,669)
                                                            --------      --------      --------
    Net increase (decrease) in cash                             (221)          100           (26)
    Cash, beginning of year                                      221           121           147
                                                            --------      --------      --------
    Cash, end of year                                       $   --        $    221      $    121
                                                            ========      ========      ========

Note 16 - MAJOR CUSTOMERS

         The Company derives a substantial portion of its premium writings from a small number of primary insurers. Specifically:

     o In 1996 four primary insurers accounted for 18%, 14%, 10% and 7% of gross premiums written.

     o In 1995 four primary insurers accounted for 22%, 18%, 8% and 8% of gross premiums written.

     o In 1994 four primary insurers accounted for 23%, 23%, 9% and 7% of gross premiums written.

         This customer concentration results from the small number of primary insurance companies which are licensed to write financial guaranty insurance.

Note 17 - LOSSES AND LOSS ADJUSTMENT EXPENSES

         Activity in the liability for losses and loss adjustment expenses ("LAE") is summarized as follows:

In thousands                               Year Ended December 31,
                                        ----------------------------
                                        1996        1995        1994
                                        ----        ----        ----

Balance at January 1,                 $30,799     $29,337     $ 8,947
    Less reinsurance recoverables       1,853       2,620         194
                                      -------     -------     -------
Net balance at January 1,              28,946      26,717       8,753
                                      -------     -------     -------
Net incurred related to:
    Current year                        6,087       3,491       9,921
    Prior years                         3,097       6,022      12,921
                                      -------     -------     -------
Net incurred                            9,184       9,513      22,842
                                      -------     -------     -------
Net paid related to:
    Current year                          587       2,705       3,216
    Prior years                        11,285       4,579       1,662
                                      -------     -------     -------
Net paid                               11,872       7,284       4,878
                                      -------     -------     -------
Net balance at December 31,            26,258      28,946      26,717
    Plus reinsurance recoverables       1,823       1,853       2,620
                                      -------     -------     -------

Balance at December 31,               $28,081     $30,799     $29,337
                                      =======     =======     =======

         The liability for losses and LAE increased by $3.1 million, $6.0 million and $12.9 million in 1996, 1995, and 1994, respectively, principally as a result of changes in estimates of ultimate loss on certain real estate-backed transactions in the Company's discontinued commercial real estate portfolio. The terms "current year" and "prior years" in the foregoing table refer to the year in which case reserves were established.

Note 18 - INTEREST RATE SWAP

         In January 1995, the Company entered into a reverse interest-rate swap transaction with a AAA-rated counterparty based on a notional amount of $50 million over a term equal to the remaining term of Enhance Financial's 6.75% Debentures. Pursuant to the terms of the swap, the Company incurred an obligation to pay interest semi-annually at a variable LIBOR-based interest rate in exchange for interest at a fixed rate of 8.00%. The variable rate was set quarterly in advance. The variable rate for the initial period to the first reset date was 6.1875%.

         On June 1, 1995, the Company terminated the swap and realized a gain on termination in the amount of $4.6 million. The gain has been deferred and is being amortized over the original term of the swap.

Note 19 - SUBSEQUENT EVENTS

Note 20 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

In thousands except share amounts

                                        1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.       Year
1996
Net premiums written                    $20,447     $25,172     $20,836     $ 29,207      $95,662
Premiums earned                          19,252      17,825      18,704       21,652       77,433
Investment and other income              13,371      11,081      13,226       17,190       54,868
Losses and loss adjustment expenses       2,377       1,964       2,083        2,760        9,184
Income before income taxes               18,074      15,825      18,656       23,835       76,390
Net income                              $13,239     $11,880     $13,850     $ 16,735      $55,704
                                        -------     -------     -------     --------      -------

Primary earnings per share              $  0.76     $  0.66     $  0.77     $   0.90      $  3.12
                                        -------     -------     -------     --------      -------
Fully diluted earnings per share        $  0.73     $  0.64     $  0.74     $   0.89      $  3.00
                                        -------     -------     -------     --------      -------
1995
Net premiums written                    $11,557     $24,622     $18,411     $ 28,398      $82,988
Premiums earned                          14,211      15,948      15,247       17,544       62,950
Investment and other income              11,026      10,351      12,324       15,805       49,506
Losses and loss adjustment expenses       2,401       2,270       2,044        2,798        9,513
Income before income taxes               13,680      14,631      15,818       19,711       63,840
Net income                              $10,454     $11,119     $11,694     $ 14,030      $47,297
                                        -------     -------     -------     --------      -------

Primary earnings per share              $  0.60     $  0.64     $  0.68     $   0.81      $  2.73
                                        -------     -------     -------     --------      -------
Fully diluted earnings per share                                            $   0.79      $  2.64
                                                                            --------      -------
1994
Net premiums written                    $23,143     $22,382     $14,781     $ 20,379      $80,685
Premiums earned                          13,245      15,176      17,337       15,999       61,757
Investment and other income              10,813       7,460       8,502        7,161       33,936
Losses and loss adjustment expenses       1,795       2,648       4,108       14,291       22,842
Income before income taxes               13,509      10,033      10,698       (1,581)      32,659
Net income (loss)                       $10,445     $ 8,001     $ 8,585     $   (466)     $26,565
                                        -------     -------     -------     --------      -------

Earnings (loss) per share               $  0.58     $  0.45     $  0.48     $  (0.03)     $  1.49
                                        -------     -------     -------     --------      -------

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Set forth below is certain information concerning directors and executive officers of Enhance Financial. Each director holds office (subject to Enhance Financial's by-laws) until the next annual meeting of shareholders and until his or her successor has been elected and qualified. The information concerning the directors has been furnished by them to Enhance Financial.

Name                    Age (1)    Position with Enhance Financial
----                    -------    -------------------------------

Allan R. Tessler        60         Chairman of the Board
Wallace O. Sellers      67         Vice Chairman of the Board
Daniel  Gross           54         President, Chief Executive Officer and
                                     Director
Samuel Bergman          49         Executive Vice President and Secretary
Ronald M. Davidow       47         Executive Vice President
Arthur Dubroff          46         Executive Vice President and Chief Financial
                                     Officer
Tony M. Ettinger        40         Executive Vice President
Paul C. Kwiatkoski      41         Executive Vice President
Robert M. Rosenberg     51         Executive Vice President
Brenton W. Harries      69         Director
David R. Markin         66         Director
Robert P. Saltzman      54         Director
Richard J. Shima        57         Director
Spencer R. Stuart       74         Director
Adrian U. Sulzer        50         Director
Frieda K. Wallison      54         Director
Jerry Wind              59         Director

----------
(1) As of March 15, 1997

         Mr. Tessler has held the position with Enhance Financial set forth above since its inception. He has also since 1987 been Chairman of the Board and Chief Executive Officer of International Financial Group, Inc., a merchant banking concern, and since 1992 served as Co-Chairman of the Board and Co-Chief Executive Officer of Data Broadcasting Corporation ("DBC"), a provider of market data services to the investment community. He also serves as Chairman of the Board and Chief Executive Officer of Ameriscribe Corporation, a provider of reprographic and related facilities management services, from 1988 to 1993. Mr. Tessler is also Chairman of the Board of Jackpot Enterprises Inc. ("Jackpot") and a director of The Limited, Inc.

         Mr. Sellers has held the position with Enhance Financial set forth above since January 1, 1995, and he also serves as a consultant to the Company. Prior thereto, he served as President, Chief Executive Officer and a director of Enhance Financial and Chairman of the Board and Chief Executive Officer of the Insurance Subsidiaries from their inception. Mr. Sellers also serves as a director of Danielson Holding Corporation.

         Mr. Gross has held the position with Enhance Financial set forth above and has served as Chief Executive Officer of the Insurance Subsidiaries since January 1, 1995. Prior thereto he held senior executive positions with Enhance Financial and Enhance Re from their inception and was among the founders of the

Company in 1986. Previously, he was President of Daniel J. Gross & Associates and was a co-founder and Chairman of F.G. Holding Company. Mr. Gross also was President of Kramer Capital Consultants and worked for Colonial Penn Group as President of Colonial Penn Insurance Company and Vice President of Marketing for Colonial Penn Group, and Vice President and Actuary of Colonial Penn Life.

         Mr. Bergman has been Executive Vice President of the Company since 1991. He has been Secretary of Enhance Financial since 1991 and Secretary of each of the Insurance Subsidiaries since their inception. He was a member of the law firm of Shea & Gould from 1980 to 1991.

         Messrs. Davidow, Kwiatkoski and Rosenberg have each served as senior executive officers of the Insurance Subsidiaries since such companies' inception, and as officers of Enhance Financial since 1990.

         Mr. Ettinger has held the position with Enhance Financial set forth above since January 1995. From 1993 to 1995 he rendered consulting and strategic planning services to life insurance companies, and previously thereto from 1989 he served as general partner of Hannibal Associates, L.P., an investment partnership.

         Mr. Dubroff has held the position with Enhance Financial set forth above since July 1996. From November 1993 to July 1996, Mr. Dubroff served in various senior management capacities at First Data Corporation, a provider of high-volume information processing and related services. Previously thereto from 1992, he served as Executive Vice President of Shearson Lehman Brothers, Inc. and as Chief Financial Officer of its Securities Processing Group. Mr. Dubroff served as a director of Enhance Financial from 1986 to 1991 and 1992 to July 1996 and of Enhance Re from 1986 to 1992.

         Mr. Harries has served as a director of Enhance Financial since 1991, having previously served as a director of the Insurance Subsidiaries since 1986. He has been retired since 1986, having previously served from 1985 as President of Global Electronic Markets Company, a joint venture of McGraw-Hill and Citicorp dealing in electronic trading of commodities. Mr. Harries also serves as a trustee of the Alliance Funds, Inc. and the Hudson River Trust.

         Mr. Markin has served as a director of Enhance Financial since 1986. He has served as President of Checker Motors Corporation for more than five years. From 1989 to December 1996, he also served as President and Chief Executive Officer of International Controls Corp. and its successor corporation, Great Dane Holdings, Inc. Mr. Markin serves as a director of Jackpot and DBC.

         Mr. Saltzman has served as a director of Enhance Financial since September 1996. He has been President and Chief Executive Officer of Jackson Life Insurance Company since 1994. He previously served from 1983 as Executive Vice President of SunAmerica Inc. and as President of its subsidiary life insurance company.

         Mr. Shima has served as a director of Enhance Financial since 1993. He has been an independent consultant since 1993, having previously thereto from 1992 served as Managing Director of Russell Miller, Inc., an investment banking concern specializing in the insurance industry. He previously served from 1963 as an officer of The Travelers Corporation, most recently, from 1985 to 1991, as Vice Chairman and Chief Investment Officer. Mr. Shima serves as a director of Connecticut Natural Gas Corporation and the Keystone Mutual Funds.

         Mr. Stuart has served as a director of Enhance Financial since 1992, having also served as a director of Asset Guaranty from its inception until 1995. He has for the last ten years served as an independent consultant regarding organizational and personnel matters. He served from 1990 to 1992 as Chairman of the Council of Management Advisors of Dean Witter Reynolds Inc. He is the founder and honorary chairman of Spencer Stuart Executive Recruiting Consultants and serves as a director of UST Inc.

         Mr. Sulzer has served as a director of Enhance Financial since March 1996. He has served in various management capacities with Swiss Re, a shareholder of Enhance Financial, since January 1991 as head of its credit and bonding department.

         Ms. Wallison has served as a director of Enhance Financial since 1992, having also served as a director of each of the Insurance Subsidiaries since its inception until 1995. She has since 1983 been a member of the law firm of Jones, Day, Reavis & Pogue, resident in its Washington, D.C. office.

         Mr. Wind has served as a director of Enhance Financial since September 1996. He has been on the faculty of the Wharton School of the University of Pennsylvania since 1967, currently serving as The Lauder Professor and Professor of Marketing. He also serves as a business consultant to several publicly and privately held, U.S. and non-U.S. corporations and has served on the editorial boards of and as a contributor to numerous journals on marketing.

Item 11. Executive Compensation.

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, based on salary and bonus earned during 1996. Except as described below in this item under "Employment Agreement," the Company has not entered with any executive officer into (i) an employment agreement or (ii) any compensatory plan or arrangement which is activated upon the resignation, termination or retirement of the executive officer or upon a change in control of the Company or change in the executive officer's responsibilities following a change in control.

                                                                   Long-Term
                                            Annual Compensation  Compensation(1)
                                            -------------------  ---------------
                                                                   Securities
                                                                   Underlying
Name and Principal Position       Year      Salary       Bonus    Options/SARs
---------------------------       ----      ------       -----    ------------
Daniel Gross                      1996     $480,000     $675,000     75,000
  President and Chief             1995      450,000      420,000     60,000
    Executive Officer             1994      422,500      172,000     60,000

Samuel Bergman                    1996      301,042      145,000     14,000
  Executive Vice President        1995      293,125      100,000     20,000
  and Secretary                   1994      276,458       82,500     20,000

                                                                   Long-Term
                                            Annual Compensation  Compensation(1)
                                            -------------------  ---------------
                                                                   Securities
                                                                   Underlying
Name and Principal Position       Year      Salary       Bonus    Options/SARs
---------------------------       ----      ------       -----    ------------
Ronald M. Davidow                 1996      260,625      127,500     13,500
  Executive Vice President        1995      250,833       87,000     20,000
                                  1994      236,250       70,500     17,500

Robert M. Rosenberg               1996      272,460      100,000     13,500
  Executive Vice President        1995      258,708       97,000     22,500
                                  1994      236,874       70,500     20,000

Tony M. Ettinger(2)               1996      261,041      132,500     14,000
  Executive Vice President        1995      211,718      100,000     15,000

----------
(1) Does not reflect the aggregate number and market value (based on the closing price of the Common Stock on the New York Stock Exchange), respectively, of the unvested restricted shares of Common Stock issued in prior years pursuant to the Long-Term Incentive Plan for Key Employees (the "Incentive Plan") and held as of December 31, 1996 as follows: Mr. Gross, 3,550 shares, $130,000; Mr. Rosenberg, 1,375 shares, $50,000; and Mr.
     Davidow, 1,375 shares, $50,000. No restricted shares have been issued since 1989.

(2)  Became an officer of the Company in 1995.

Option/SAR Grants During 1996

         The following table provides information regarding stock options/SARs granted to the named executive officers during 1996:

                                                           Individual Grants
                                ------------------------------------------------------------------------
                                               Percent of
                                 Number of   Total Options
                                Securities     Granted to
                                Underlying    Employees in                                  Grant Date
Name and                         Options        Fiscal        Exercise or     Expiration   Present Value
Principal Position               Granted         Year         Base Price         Date           (2)
------------------              ----------   -------------    -----------     ----------   -------------
Daniel Gross
  President and Chief
  Executive Officer               75,000         21.9           $34.00         12/31/06       $810,750

Samuel Bergman
  Executive Vice President
  and Secretary                   14,000          4.1            34.00         12/31/06        151,340

Ronald M. Davidow
  Executive Vice President        13,500          3.9            34.00         12/31/06        145,935

Robert M. Rosenberg
  Executive Vice President        13,500          3.9            34.00         12/31/06        145,935

Tony M. Ettinger
  Executive Vice President        14,000          4.1            34.00         12/31/06        151,340

----------
(1) Options granted pursuant to the Incentive Plan. Such options vest, subject to continuation of employment, in 25% increments during the consecutive four-year period commencing December 31, 1997. The options are not transferable except by the laws of descent and distribution and, accordingly, may be exercised during the life of the optionee only by the optionee or the optionee's legal representative and after the optionee's death only by the beneficiary previously designated by the optionee.

(2) The present value is, in each case, based upon the Black-Scholes option valuation model. Such valuation assumes a volatility of 20.5%, a risk-free rate of return of 6.2%, a dividend yield of 1.15% and a discount due to the risk of forfeiture of 3.0%. The valuation assumes no specific time of exercise since this is viewed by the Company as entirely indeterminate, but takes into account the term of the option, ten years in each case. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model.

Aggregated Option/SAR Exercises During 1996
and Fiscal Year-End Option Values
-------------------------------------------

         The following table provides information as to the named executive officers regarding stock option exercises and the number and value of stock options/SARs held by them at December 31, 1996.

                                                      No. of Securities Underlying    Value of Unexercised In-The-
                                                       Unexercised Stock Options/        Money Options/SARs at
                                Shares                 SARs at December 31, 1996          December 31, 1996(1)
                               Acquired               ----------------------------    ----------------------------
Name and                          on       Value
Principal Position             Exercise   Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
------------------             --------   --------    -----------    -------------    -----------    -------------
Daniel Gross
  President and Chief
  Executive Officer               -0-        -0-        211,875         160,625        $3,865,391      $1,549,922

Samuel Bergman
  Executive Vice President
  and Secretary                  2,000      42,500       65,625          43,375         1,138,984         503,204

Robert M. Rosenberg
  Executive Vice President        -0-        -0-         83,750          44,750         1,541,250         525,625

Ronald M. Davidow
  Executive Vice President      37,500     580,000       44,375          41,625           748,359         476,329

Tony M. Ettinger
  Executive Vice President        -0-        -0-         13,125          40,875           215,391         183,281

----------
(1) Calculated on the basis of (a) the excess of the closing price of the Common Stock as reported by the New York Stock Exchange on December 31, 1996 over the option exercise price multiplied by (b) the number of shares of Common Stock underlying the option.

Enhance Reinsurance Pension Plan

         The Company maintains a defined benefit pension plan named the "Enhance Reinsurance Pension Plan" (the "Pension Plan") which is intended to be a tax-qualified plan under Section 401(a) of the Code. All employees of the Company (other than Van-Am) who have attained age 21 and who have completed at least one year of service are eligible to participate in the Pension Plan. The Pension Plan provides a normal retirement benefit at normal retirement (the earlier of the date on which a participant (a) has attained age 65 and completed five years of participation or (b) has attained age 62 and completed ten years of participation) equal to 2.25% of the participant's compensation multiplied by his or her years of service up to his or her first 15 years, plus 1.75% of the participant's compensation multiplied by his or her years of service for his or her next ten years, plus 1% of the participant's compensation multiplied by his or her years of service for his or her next five years. Compensation is defined as the average of the participant's three highest consecutive years of earnings. (See Note 2 to the table below regarding the maximum compensation considered "earnings" for the foregoing purposes. No such maximum applies with respect to the determination of compensation for purposes of the Summary Compensation Table above in this item.) A participant whose service terminates prior to normal retirement is also eligible for percentage of his or her normal retirement benefit at normal retirement date multiplied by a retirement benefit, payable at normal retirement age, in an amount equal to the vested fraction, the numerator of which is the number of years of plan participation by him or her as of the date of his or her termination and the denominator of which is the number of years of participation he or she would have had under the Pension Plan had he or she remained a participant until normal retirement. The actuarial equivalent of such vested benefit may be distributed in a lump sum prior to normal retirement age. The vested percentage of a participant increases 20% per year beginning after two years of service, such that his or her vested percentage is 100% after six years. For purposes of determining a participant's retirement benefit and vested percentage, "years of service" and "years of participation," while not synonymous, include service with the Company and certain service with predecessor employers.

         The following table illustrates annual pension benefits payable under the Pension Plan assuming retirement at normal retirement age at various levels of compensation and years of service. Such benefits are based on a straight life annuity and are not subject to any deduction for Social Security or other offset amounts.

                               PENSION PLAN TABLE

Highest
Average                                    Years of Service
Earnings        ----------------------------------------------------------------------
                    15             20             25             30             35*
                ----------------------------------------------------------------------
$ 100,000       $ 33,750       $ 42,500       $ 51,250       $ 56,250       $ 56,250
  125,000         42,188         53,125         64,063         70,313         70,313
  150,000         50,625         63,750         76,875         84,375         84,375
  175,000(2)      59,063         74,375         89,688         98,438         98,438
  200,000(2)      67,500         85,000        102,500(1)     112,500(1)     112,500(1)
  225,000(2)      75,938         95,625        115,313(1)     126,563(1)     126,563(1)
  250,000(2)      84,375        106,250(1)     128,125(1)     140,625(1)     140,625(1)
  300,000(2)     101,250(1)     127,500(1)     153,750(1)     168,750(1)     168,750(1)
  400,000(2)     135,000(1)     170,000(1)     205,000(1)     225,000(1)     225,000(1)
  450,000(2)     151,875(1)     191,250(1)     230,625(1)     253,125(1)     253,125(1)
  500,000(2)     168,750(1)     212,500(1)     256,250(1)     281,250(1)     281,250(1)

----------
*    Plan limits service to 30 years for benefit purposes.

(1) These are hypothetical benefits based upon the Pension Plan's normal retirement benefit formula. The maximum annual benefit permitted under
     Section 415 of the Code in 1996 is $96,000, which will be increased in 1997 to $100,000.

(2) The benefits shown corresponding to these compensation ranges are hypothetical benefits based upon the Pension Plan's normal retirement benefit formula. Under Section 401(a)(17) of the Code, a participant's compensation in excess of a specified maximum is disregarded for purposes of determining highest average earnings. (Such specified maximum amount (as adjusted to reflect cost of living increases) November 1, 1994 and decreased to $150,000 for plan years beginning thereafter.)

         As of December 31, 1996, Messrs. Gross, Bergman, Rosenberg, Davidow and Ettinger had nine, four, fifteen, twelve and one year of service, respectively, and nine, four, nine, nine and one year of participation, respectively, under the Pension Plan.

Employment Agreement

         Enhance Financial and Arthur Dubroff, Executive Vice President and Chief Financial Officer, are parties to an employment agreement which provides for the payment of an annual base salary to Mr. Dubroff of not less than $275,000 plus an annual bonus of not less than 45% of such base salary. Under the employment agreement, Mr. Dubroff was granted in 1996 options to purchase 75,000 shares of Common Stock and is entitled to annual grants of stock options to purchase 20,000 shares of Common Stock in each of 1997 and 1998 (or, at Enhance Financial's election, the cash value thereof). If Mr. Dubroff's employment is terminated by Enhance Financial within a 12-month period following a change of control (as defined), Enhance Financial is required to pay Mr. Dubroff a prorated portion of his annual bonus and, for the greater of the remainder of the term of his employment agreement and 12 months from the date of termination of his employment, his base salary. The employment agreement terminates on December 31, 1999, unless renewed by the parties.

Directors' Compensation

         Cash Compensation. Directors who are employees of the Company receive no fees or other compensation for services rendered as members of the board of directors of Enhance Financial. Mr. Tessler received a basic fee of $105,000 in 1996, and each other director of Enhance Financial who is not employed by the Company received a basic fee of $16,000. In addition, each such outside director who also served as chair of any committee of the board received in 1996 an additional $5,000 for all committees chaired by such director. Each outside director also received an additional $2,000 for each regular meeting of the board of directors attended plus $1,250 for each committee meeting attended which was held on a day other than a day on which the board met. No directors' fees were payable to corporate shareholders in respect of directorships occupied by their designees. All directors are reimbursed for travel and related expenses incurred in attending meetings of the board or committees.

         Non-Employee-Director Stock Option Plan. Pursuant to the Directors' Option Plan, on each December 31 during the period in which the plan is in effect, each director of Enhance Financial or either Insurance Subsidiary who is not an employee of the Company (an "Eligible Director") is granted a non-qualified stock option to purchase 2,000 shares of Common Stock at an exercise price equal to the closing price of the Common Stock on the New York Stock Exchange on such date. There are reserved for issuance upon the exercise of options under the Directors' Option Plan an aggregate of 400,000 shares of Common

Stock (subject to anti-dilutive adjustment), of which options for 178,333 shares were subject to outstanding options after the option grants made on December 31, 1996.

         Options granted under the Directors' Option Plan become exercisable as to one half the shares subject thereto on each of the first and second anniversaries of grant, subject to continuation of service on the board of directors and other terms of the option grants; expire on the tenth anniversary of the date of grant; are not transferrable except by the laws of descent and distribution; and, accordingly, may be exercised during the life of the optionee only by the optionee or the optionee's legal representative and after the optionee's death only by the beneficiary previously designated by the optionee. The unvested portion of an outstanding option lapses upon the resignation or removal of the optionee from the boards of directors of Enhance Financial and the Insurance Subsidiaries.

Compensation Committee Interlocks and Insider Participation

         The persons who served as members of the Compensation Committee during 1996 are Spencer R. Stuart (Chairman), Brenton W. Harries, David R. Markin, Richard J. Shima and Allan R. Tessler. The only person of the foregoing who is currently or has at any time been an officer or employee of the Company is Mr. Tessler, who serves as Chairman of the Board of Enhance Financial.

         The Manufacturers Life Insurance Company ("Manufacturers Life"), a major shareholder of Enhance Financial until April 1996, and American Country Insurance Company ("American Country"), a majority-owned subsidiary of Great Dane, of which Messrs. Markin and Tessler serve as directors, were, respectively, holders of two of the 1991 Notes, all of which 1991 Notes were prepaid in November 1996. The 1991 Notes held by Manufacturers Life and American Country bore interest at the rate of 7% per annum and, upon payment, were in the remaining respective principal amounts of $1.2 million and $300,000. Based on its experience in connection with their placement, the Company believes that the terms of the 1991 Notes were no less favorable to the Company than would obtain were they all issued to purchasers unaffiliated with the Company.

Non-Competition Agreements

         Messrs. Tessler, Sellers, and Gross are parties to non-competition agreements with Enhance Financial prohibiting them from, among other things, competing with the Company for a period of two years following their respective cessation of employment by or service to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of March 14, 1997 by (a) each shareholder known to Enhance Financial to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock; (b) each director of Enhance Financial; (c) each of the five most highly compensated executive officers of Enhance Financial; and (d) all executive officers and directors of Enhance Financial as a group. Unless otherwise indicated, the address of each such person is c/o Enhance Financial Services Group Inc., 335 Madison Avenue, New York, New York 10017.

                                                       Number of         Percent
Name and Address                                       Shares(1)        of Class
----------------                                       ---------        --------
U S WEST, Inc. .................................    5,430,800(2)(3)       29.8
  7800 East Orchard Road
  Suite 200
  Englewood, Colorado 80111
Franklin Resources, Inc. .......................      945,100              5.2
  777 Mariners Island Blvd
  San Mateo, CA 94404
FMR Corp. ......................................      974,000              5.4
  82 Devonshire St
  Boston, MA 02109
Swiss Reinsurance Company ......................    1,000,000              5.5
  Mythenquai 50/60
  8022 Zurich
  Switzerland
Allan R. Tessler ...............................      260,000(4)(5)        1.4
Wallace O. Sellers .............................      412,125(4)           2.2
Daniel  Gross ..................................      426,675(4)           2.3
Samuel Bergman .................................       69,475(4)            *
Robert M. Rosenberg ............................      137,350(4)            *
Ronald M. Davidow ..............................      105,475(4)            *
Tony M. Ettinger ...............................          -0-              --
Brenton W. Harries .............................        8,000(5)            *
David R. Markin ................................      109,000(5)            *
Robert P. Saltzman .............................       60,000(6)           --
Richard J. Shima ...............................        6,000(5)            *
Spencer R. Stuart ..............................       10,000(5)            *
Adrian U. Sulzer ...............................          -0-              --
Frieda K. Wallison .............................       13,400(5)            *
Jerry Wind .....................................        5,000               *
All executive officers and
 directors as a group ..........................    1,685,370(7)           8.9

----------
* Less than 1%

(1) The table in this section is based upon information supplied by directors, officers, and principal shareholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to the table and subject to the community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him or her.

(2) In 1995, U S WEST consummated the sale of U S WEST's 7.625% Exchangeable Notes due December 15, 1998 ("Debt Exchangeable for Common Stock" or "DECS"). At maturity (including as a result of acceleration or otherwise), the principal amount of the DECS will be mandatorily exchanged by U S WEST for up to 5,430,800 shares of Common Stock (or, at U S WEST's option under certain circumstances, the cash equivalent thereof).

(3) See Item 13. "Certain Relationships and Related Transactions" for information regarding special powers of U S WEST under Enhance Financial's certificate of incorporation and the manner in which U S WEST has announced its intention to vote the shares owned by it.

(4) Includes the shares set forth in: (a) Column A below issued to the named officer under the Incentive Plan which have not vested, (b) Column B below issuable to the named officer upon the exercise of presently exercisable options granted under the Incentive Plan and (c) Column C below owned by the named officer's wife and children or in trusts of which such officer is a trustee (as to which shares such officer disclaims beneficial ownership).

        Name                             A             B                 C
        ----                           --------------------------------------
        Allan R. Tessler                   0         29,000             2,000
        Wallace O. Sellers             5,625        145,500           259,000
        Daniel Gross                   3,550        211,875            93,500
        Samuel Bergman                     0         65,625             3,850
        Ronald M. Davidow              1,375         44,375                 0
        Robert M. Rosenberg            1,375         83,750               200

(5) Includes shares issuable upon the exercise of the presently exercisable portion of options granted to such director under the Directors' Option Plan, as follows: Brenton W. Harries -- 9,000 shares; David E. Markin -- 9,000 shares; Richard J. Shima -- 5,000 shares; Spencer R. Stuart -- 9,000 shares; Allan R. Tessler -- 9,000 shares; and Frieda K. Wallison -- 9,000 shares.

(6) Held in a living trust account of which Mr. Saltzman and his wife are co-trustees.

(7) Includes 57,000 shares issuable to the directors who are not employees of the Company upon the exercise of the presently exercisable portion of options granted to them under the Directors' Option Plan; 620,875 shares issuable to the executive officers upon the exercise of presently exercisable options granted to them under the Incentive Plan; 358,750 shares owned by spouses of executive officers in trusts of which such officers are trustees or by executive officers or their spouses as custodians for their children; and 11,925 shares issued under the Incentive Plan which have not vested. Such persons disclaim beneficial ownership of such shares owned by their spouses, individually or as custodians, or by such trusts.

Item 13. Certain Relationships and Related Transactions.

U S WEST

         The certificate of incorporation of Enhance Financial grants to U S WEST the right to preclude the Company from entering into certain activities or owning an equity interest in any entity that engages in any such activity unless they are determined by U S WEST's legal counsel not to be prohibited to U S WEST and its subsidiaries under the Modification of Final Judgment (the "Judgment") entered in 1984 in connection with the settlement of the legal action entitled United States v. Western Electric Company, Inc. These activities consist of providing information services or long distance telephone service or manufacturing telecommunications equipment.

         The Company has not entered, and does not intend to enter, into any of the specified activities, and, accordingly, the aforesaid provision has not had, and is not expected to have, any material effect on the business of the Company. At such time as U S WEST ceases to own shares of Common Stock, Enhance Financial intends to propose at the next following meeting of shareholders the elimination of the aforesaid provision from the certificate of incorporation, which will require the vote of the holders of a majority of shares of Common Stock outstanding.

         U S WEST has advised Enhance Financial that it intends, but is not legally obligated, to vote its shares of Common Stock proportionately to the votes cast by non-U S WEST shareholders; provided, however, that if (i) a person or group of persons other than U S WEST is deemed to own more than 15% of the Common Stock within the meaning of Section 13(d) of the Exchange Act and (ii) there occurs a contested proxy solicitation within the meaning of Rule 14a-11(a) promulgated under the Exchange Act, U S WEST intends to vote its shares of Common Stock in a manner U S WEST deems appropriate. In addition, although U S WEST currently has no designees on the Enhance Financial board of directors, it has retained the right to nominate directors.

Registration Rights Agreement

         The shares of Common Stock offered in connection with the sale of the DECS were registered pursuant to a registration rights agreement, dated October 31, 1986, as amended, among Enhance Financial, U S WEST and Swiss Re. Each of
U S WEST and Swiss Re has one demand and unlimited piggyback registration rights, subject to certain limitations. Substantially all the expenses of any future demand or piggyback registration are to be borne by Enhance Financial. The registration rights agreement contains cross-indemnification covenants by Enhance Financial on the one hand and U S WEST and Swiss Re on the other for damages sustained and expenses incurred resulting from material misstatements or omissions in connection with any such offering.

Reinsurance of FSA Business

         U S WEST owns a substantial interest in FSA, a financial guaranty insurer which reinsures a portion of its business with the Company, all on terms and provisions equivalent to those in comparable transactions currently in effect with unaffiliated entities. FSA accounted for 14.2% of the Company's total gross premiums written in 1996. The Company believes that it and FSA conduct their business with each other on an arms'-length basis and with terms no more favorable to the other than would be the case absent the aforesaid relationship. However, no assurance can be given that conflicts of interest may not develop in the future or that the business conducted with FSA may not diminish in future periods regardless of whether payment of the DECS is made in the form of shares of Common Stock. See Item 1. "Business -- Description of Business -- Reinsurance of Monoline Financial Guaranty Insurers" and Item 12. "Security Ownership of Certain Beneficial Owners and Management."

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    The following documents are filed as a part of this report:

  (1)  Financial Statements - See Part II, Item 8.

  (2)  Financial Statement Schedules:

       All schedules are omitted, as the required information is nonapplicable or the information is presented in the financial statements or related notes.

  (3)  Exhibits:

3.1.1 Restated certificate of incorporation of the registrant filed with the State of New York on February 18, 1992. (Incorporated by reference to
       Exhibit 3.3.1 to the Annual Report on Form 10-K for the year ended December 31, 1991 of the registrant.)

3.1.2 Certificate of amendment to the restated certificate of incorporation of the registrant filed with the State of New York on June 6, 1996.

3.2 By-laws of the registrant, as amended through December 3, 1991. (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 filed with the Securities and Exchange Commission (the "Commission") on January 21, 1992 ("Amendment No. 1") to the registrant's Registration Statement on Form S-1 (File No. 33-44322) filed with the Commission on December 11, 1991 (the "1991 Registration Statement")).

4.1 Specimen certificate evidencing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the 1991 Registration Statement, filed with the Commission on February 12, 1992 ("Amendment No. 4")).

4.2.1 Amended and restated credit agreement dated as of November 24, 1992, as amended and restated October 1, 1996 (the "Credit Agreement"), among the registrant and The Chase Manhattan Bank ("Chase"), as lender and administrative agent, and Fleet National Bank and Bank of Tokyo-Mitsubishi Trust Company, as lenders.

4.2.2 Bank pledge agreement dated as of November 24, 1992 between the registrant and Chase, as agent and lender. (Incorporated by reference to Exhibit 4.3.2 to the Registration Statement on Form S-1 (File No. 33-55958) filed with the Commission on December 18, 1992 (the "1992 Registration Statement")).

4.3.1 Form of Indenture dated as of February ____, 1993 (the "Indenture") between the registrant and Chase, as Trustee. (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the 1992 Registration Statement, filed with the Commission on February 10, 1993 ("Amendment No. 2")).

4.3.2 Form of Enhance Financial Services Group Inc. ____% Debentures due 2003. (Incorporated by reference to Exhibit 4.3.3 to Amendment No. 2 to the 1992 Registration Statement.)

10.1.1 Non-competition agreement dated as of March 5, 1986 between the registrant and Allan R. Tessler. (Incorporated by reference to Exhibit
       10.2.1 to the 1991 Registration Statement.)

10.1.2 Non-competition agreement dated as of March 5, 1986 between the registrant and Wallace O. Sellers. (Incorporated by reference to Exhibit
       10.2.2 to the 1991 Registration Statement.)

10.1.3 Non-competition agreement dated as of March 5, 1986 between the registrant and Daniel J. Gross. (Incorporated by reference to Exhibit
       10.2.3 to the 1991 Registration Statement.)

10.2.1 1987 Long Term Incentive Plan for Key Employees, as amended (the "Incentive Plan").

10.2.2 Form of option grant certificate for all other employees under the Incentive Plan for options granted in December 1996.

10.3.1 Non-Employee-Director Stock Option Plan (the "Directors' Option Plan"). (Incorporated by reference to Exhibit 10.6.4 to the 1992 Registration Statement.)

10.3.2 Form of option grant certificate under the Directors' Option Plan for options granted in 1996. (Incorporated by reference to Exhibit 10.6.5 to the 1992 Registration Statement.)

10.4 Initial Purchasers' Registration Rights Agreement dated as of March 5, 1986 among the registrant and certain of its employees. (Incorporated by reference to Exhibit 10.7 to the 1991 Registration Statement.)

10.5.1 Subscribers' Registration Rights Agreement dated as of October 31, 1986 among the registrant and certain of its shareholders (the "Registration Rights Agreement"). (Incorporated by reference to Exhibit 10.8.1 to Amendment No. 1 to the 1991 Registration Statement.)

10.5.2 Amendment No. 1 dated as of April 1, 1987 to the Registration Rights Agreement. (Incorporated by reference to Exhibit 10.8.2 to the 1991 Registration Statement.)

10.5.3 Amendment No. 2 dated as of May 10, 1988 to the Registration Rights Agreement. (Incorporated by reference to Exhibit 10.8.3 to the 1991 Registration Statement.)

10.5.4 Combined Amendments to Registration Rights Agreements dated as of June 29, 1990 (including Amendment No. 3 to the Registration Rights Agreement). (Incorporated by reference to Exhibit 10.8.4 to the 1991 Registration Statement.)

10.5.5 Amendment No. 4 dated as of December 19, 1991 to the Registration Rights Agreement. (Incorporated by reference to Exhibit 10.8.5 to Amendment No. 1 to the 1991 Registration Statement.)

10.5.6 Letter agreement dated October 3, 1995 between the registrant and The Manufacturers Life Insurance Company constituting Amendment No. 5 to the Registration Rights Agreement.

       (Incorporated by reference to Exhibit 10.3 to the registration statement on Form S-3 (File No. 333-2064) filed with the Commission on March 8, 1996 (the "1996 Registration Statement")).

10.5.7 Amendment No. 6 dated February 23, 1996 to the Registration Rights Agreement. (Incorporated by reference to Exhibit 10.4 to the 1996 Registration Statement.)

10.6 Employment agreement dated July 16, 1996 between the registrant and Arthur Dubroff.

10.7 Stock purchase agreement dated February 9, 1996 among the registrant, The Manufacturers Life Insurance Company, Manulife (International) Limited and Swiss Reinsurance Company. (Incorporated by reference to Exhibit 10.1 to the 1996 Registration Statement.)

22.1   Subsidiaries of the registrant. (Incorporated by reference to Exhibit
       22.1 to Amendment No. 2 to the 1992 Registration Statement.)

25.1   Power of Attorney. (Included on signature page of this report.)

(b)    Reports on Form 8-K.

   The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 1997.

                                   ENHANCE FINANCIAL SERVICES GROUP INC.


                                   By: /s/ Daniel Gross
                                       ----------------------------
                                           Daniel  Gross
                                           President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Gross and Samuel Bergman, and each of them individually, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 22, 1997 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   By: /s/ Daniel Gross
                                       ----------------------------
                                           Daniel  Gross
                                           President and Chief Executive
                                           Officer and a director (principal
                                           executive officer)

                                   By: /s/ Arthur Dubroff
                                       ----------------------------
                                           Arthur Dubroff
                                           Executive Vice President
                                           (principal financial officer
                                           and principal accounting
                                           officer)


                                   By: /s/ Brenton W. Harries
                                       ----------------------------
                                           Brenton W. Harries
                                           Director

                                   By: /s/ David R. Markin
                                       ----------------------------
                                           David R. Markin
                                           Director


                                   By: /s/ Wallace O. Sellers
                                       ----------------------------
                                           Wallace O. Sellers
                                           Director

                                   By: /s/ Richard J. Shima
                                       ----------------------------
                                           Richard J. Shima
                                           Director


                                   By: /s/ Robert P. Saltzman
                                       ----------------------------
                                           Robert P. Saltzman
                                           Director


                                   By: /s/ Spencer R. Stuart
                                       ----------------------------
                                           Spencer R. Stuart
                                           Director


                                   By: /s/ Adrian U. Sulzer
                                       ----------------------------
                                           Adrian U. Sulzer
                                           Director


                                   By: /s/ Allan R. Tessler
                                       ----------------------------
                                           Allan R. Tessler
                                           Director

                                   By: /s/ Frieda K. Wallison
                                       ----------------------------
                                           Frieda K. Wallison
                                           Director


                                   By: /s/ Jerry Wind
                                       ----------------------------
                                           Jerry Wind
                                           Director