Form 10-Q
period 1997-03-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1997-05-15
CIK 881889

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|X|                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

|_|               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 18,741,554 shares of common stock, par value $.10 per share, as of May 12, 1997.

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
Part I    FINANCIAL INFORMATION (Unaudited)

Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 March 31, l997 and December 3l, 1996 .................     3

               Consolidated Statements of Income -
                 Three months ended March 31, 1997 and 1996 ...........     4

               Consolidated Statement of Changes
                 in Shareholders' Equity -
                 Three months ended March 31, 1997 ....................     5

               Consolidated Statements of Cash Flows -
                 Three months ended March 31, 1997 and 1996 ...........     6

               Notes to Consolidated Financial Statements .............     7

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..........     8-10

PART II   OTHER INFORMATION ...........................................     11

Signature .............................................................     12

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    March 31,    December 31,
                                                                       1997         1996
                                                                    ---------    ------------
Assets
   Investments:
     Fixed maturities, held to maturity, at amortized cost
      (market value $226,514 and $227,048) ......................  $   219,023   $ 217,692
     Fixed maturities, available for sale, at market
      (amortized cost $533,382 and $526,973) ....................      533,940     539,884
     Common stock, at market (cost $498) ........................          878         878
     Investment in affiliates ...................................       25,034      24,182
     Short-term investments .....................................       36,133      33,247
     Cash and cash equivalents ..................................       14,509       5,385
                                                                   -----------   ---------
       Total investments ........................................      829,517     821,268

   Premiums and other receivables ...............................       31,340      22,472
   Accrued interest and dividends receivable ....................       10,355      11,434
   Deferred policy acquisition costs ............................       89,121      87,325
   Federal income taxes recoverable .............................        3,137       1,428
   Prepaid reinsurance premiums .................................        2,921       2,793
   Reinsurance recoverable on unpaid losses .....................        1,704       1,823
   Receivable from affiliates ...................................       10,330      22,205
   Receivable for securities ....................................       22,849       2,370
   Other assets .................................................       43,480      10,325
                                                                   -----------   ---------
     TOTAL ASSETS ...............................................  $ 1,044,754   $ 983,443
                                                                   ===========   =========

Liabilities and Shareholders' Equity

LIABILITIES
   Losses and loss adjustment expenses ..........................  $    28,674   $  28,081
   Reinsurance payable on paid losses and loss adjustment expense        3,920       2,463
   Deferred premium revenue .....................................      271,251     268,997
   Accrued profit commissions ...................................        3,249       3,050
   Current income taxes .........................................        1,762           0
   Deferred income taxes ........................................       42,954      46,402
   Long-term debt ...............................................       75,000      75,000
   Short-term debt ..............................................       49,575      42,575
   Payable for securities .......................................       28,938       2,083
   Accrued expenses and other ...................................       29,395      26,443
                                                                   -----------   ---------
     TOTAL LIABILITIES ..........................................      534,718     495,094
                                                                   -----------   ---------

SHAREHOLDERS' EQUITY
   Common stock $.10 par value
     Authorized-30,000,000 shares ...............................        1,913       1,853
   Additional paid-in capital ...................................      222,254     201,847
   Retained earnings ............................................      295,612     283,791
   Unearned compensation ........................................          (20)        (20)
   Unrealized gains .............................................          579       8,635
   Treasury stock ...............................................      (10,302)     (7,758)
                                                                   -----------   ---------
     TOTAL SHAREHOLDERS' EQUITY .................................      510,036     488,349
                                                                   -----------   ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................  $ 1,044,754   $ 983,443
                                                                   ===========   =========


            See notes to unaudited consolidated financial statements

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands except per share amounts)

                                                       Three months ended
                                                            March 31,
                                                         1997        1996
                                                         ----        ----
Revenues
   Net premiums written .............................  $ 21,627   $ 20,447
   Increase in deferred premium revenue .............    (2,125)    (1,195)
                                                       --------   --------
      Premiums earned ...............................    19,502     19,252
   Net investment income ............................    12,247     11,476
   Net realized gains (losses) on sale of investments    (2,436)     1,360
   Assignment sales .................................     2,168        --
   Other income .....................................       994        481
                                                       --------   --------
      Total revenues ................................    32,475     32,569
                                                       --------   --------

Expenses
   Losses and loss adjustment expenses ..............     1,962      2,377
   Policy acquisition costs .........................     6,969      6,322
   Profit commissions ...............................       199        329
   Other operating expenses - insurance .............     1,827      2,843
                             - non-insurance ........     1,848        714
                                                       --------   --------
      Total expenses ................................    12,805     12,585
                                                       --------   --------
   Income from operations ...........................    19,670     19,984
   Equity in net income (loss) of affiliates ........        78       (470)
   Foreign currency losses ..........................        (1)       (47)
   Interest expense .................................    (1,356)    (1,393)
                                                       --------   --------
      Income before income taxes ....................    18,391     18,074
   Income tax expense ...............................     4,523      4,835
                                                       --------   --------
      Net income ....................................  $ 13,868   $ 13,239
                                                       ========   ========

Primary earnings per share ..........................  $   0.74   $   0.76
                                                       ========   ========

Fully diluted earnings per share ....................  $   0.73   $   0.73
                                                       ========   ========


            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                       (In thousands except share amounts)


                                                    Common Stock         Treasury Stock     Additional
                                                ---------------------  --------------------  Paid-in    Unearned
                                                  Shares     Amount     Shares     Amount    Capital   Compensation
                                                  ------     ------     ------     ------    -------   ------------

     Balance, December 31, 1996..............   18,533,325    $1,853    464,275    ($7,758)  $201,847       ($20)
     Change in unrealized gain (loss)........
     Dividends paid ($0.11 per share)........
     Exercise of stock options...............      184,614        18                           4,449
     Issuance of common stock................      416,912        42                          15,958
     Purchase of treasury stock..............                            72,925     (2,544)
     Net income..............................
                                                -----------  --------  ---------  ---------  --------  ----------
     Balance, March 31, 1997.................   19,134,851    $1,913    537,200   ($10,302)  $222,254       ($20)
                                                ===========  ========  =========  =========  ========  ==========

                                                Unrealized        Retained
                                               Gains (Losses)     Earnings    Total

     Balance, December 31, 1996..............      $8,636         $283,791   $488,349
     Change in unrealized gain (loss)........      (8,057)                     (8,057)
     Dividends paid ($0.11 per share)........                       (2,047)    (2,047)
     Exercise of stock options...............                                   4,467
     Issuance of common stock................                                  16,000
     Purchase of treasury stock..............                                  (2,544)
     Net income..............................                       13,868     13,868
                                                  --------       ---------   ---------
     Balance, March 31, 1997.................        $579         $295,612   $510,036
                                                  ========       =========   =========


            See notes to unaudited consolidated financial statements

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Three months ended
                                                                         March 31,
                                                                     1997        1996
                                                                   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .................................................  $ 13,868   $  13,239
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization, net ....................    (2,190)     (2,069)
          (Gain) loss on sale of investments, net ...............     2,436      (1,360)
          Equity in (net income) loss of affiliates .............       (78)        470
          Compensation, restricted stock award program ..........      --            21
          Change in assets and liabilities net of effects from
            consolidation of previously unconsolidated affiliate:
               Premiums and other receivables ...................     2,461       2,983
               Accrued interest and dividends receivable ........     1,079       1,637
               Accrued expenses and other liabilities ...........    (1,754)     (2,245)
               Deferred policy acquisition costs ................    (1,796)       (269)
               Deferred premium revenue, net ....................     2,126       1,118
               Accrued profit commissions .......................       199      (1,102)
               Losses and loss adjustment expenses, net .........     2,169         762
               Other assets .....................................      (152)     (2,234)
               Income taxes, net ................................       880       2,597
                                                                   --------   ---------
     Net cash provided by operating activities ..................    19,248      13,548
                                                                   --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment .........................      (179)       (163)
     Proceeds from sales of investments .........................    62,471     249,514
     Purchase of investments ....................................   (63,068)   (254,039)
     Purchases of short-term investments, net ...................    (2,528)    (13,022)
     Investment in affiliates ...................................    (4,500)     (1,001)
     Cash of previously unconsolidated affiliate ................       147        --
                                                                   --------   ---------
     Net cash used in investing activities ......................    (7,657)    (18,711)
                                                                   --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Receivable from affiliates .................................    (9,343)       --
     Capital stock ..............................................     4,467       1,892
     Long-term debt .............................................     7,000        --
     Dividends paid .............................................    (2,047)     (1,790)
     Reissuance of treasury stock ...............................      --        14,688
     Purchase of treasury stock .................................    (2,544)        (38)
                                                                   --------   ---------
Net cash (used in) provided by financing activities .............    (2,467)     14,752
                                                                   --------   ---------
Net change in cash and cash equivalents .........................     9,124       9,589
Cash and cash equivalents, beginning of period ..................     5,385       8,782
                                                                   --------   ---------
Cash and cash equivalents, end of period ........................  $ 14,509   $  18,371
                                                                   ========   =========


            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1997 AND 1996

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Rules and Regulations of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 of Enhance Financial Services Group Inc. ("Enhance Financial").

The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December31. 1997.

2. DIVIDENDS DECLARED

In March 1997, Enhance Financial declared and paid a cash dividend of $.11 per share totaling approximately $2,047,000.

3. COMMON STOCK

In the first quarter of 1997, Enhance Financial issued approximately 420,000 shares of common stock to acquire an additional 37.5% interest in Singer Asset Finance Company, L.L.C. ("Singer"), bringing Enhance Financial's total ownership interest in Singer to 87.5%.

In April 1997, Swiss Reinsurance Company purchased from existing shareholders an additional 700,000 shares of Enhance Financial common stock for $39.00 per share. Swiss Reinsurance Company's ownership of Enhance Financial now represents 9.1% of the total Enhance Financial common stock outstanding.

During the first quarter of 1997, Enhance Financial repurchased 72,925 shares of its common stock outstanding at prices ranging from $35.00 to $39.25 as part of its stock repurchase program.

4. RECLASSIFICATION

Certain of the 1996 amounts have been reclassified to conform to the current year presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

Enhance Financial Services Group Inc. ("Enhance Financial," and together with its consolidated subsidiaries, the "Company") is a holding company that, through its subsidiaries, principally Enhance Reinsurance Company and Asset Guaranty Insurance Company (the "Insurance Subsidiaries"), provides financial guaranty insurance and reinsurance and other products and services utilizing the Company's credit-related analytic skills.

The Company acquired a majority ownership interest (increased from a 50% interest) in Singer Asset Finance Company, L.L.C. ("Singer") in March 1997. The results of Singer have been consolidated since that date.

Results of Operations

Three Months Ended March 31, 1997 vs.
Three Months Ended March 31, 1996

Gross premiums written in the first three months of 1997 were $22.4 million compared with $22.1 million in the same period in 1996, representing an increase of 1.0%.

Net premiums written increased 5.8% to $21.6 million in the first three months of 1997 from $20.4 million in the same period in 1996. Of the Company's net premiums written in the first quarter of 1997, 42.1%, 12.0% and 45.9% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 27.3%, 21.8% and 50.9% during the same period in 1996.

In the first quarter of 1997, industry new-issue volume was $38.4 billion, a 7.9% decrease over the same period in 1996. The insured portion of such new issues was 52.5% and 47.3% during the first quarters of 1997 and 1996, respectively. Total municipal bond refundings in the first three months of 1997 represented 23.8% of new-issue volume, down from 29.9% for the 1996 first quarter.

Earned premiums grew 1.3% to $19.5 million in the first quarter of 1997 from $19.3 million in the 1996 first quarter. The increase in earned premiums reflected growth from the Company's other insurance lines, which contributed $8.2 million of earned premiums in the 1997 first quarter, compared to $7.0 million in the comparable 1996 quarter, offset in part by a decrease in refunding activity from 1996 to 1997. Earned premiums from refundings contributed $2.3 million (or 11.8%) of earned premiums in the 1997 first quarter compared to $3.5 million (or 18.3%) in the same period in 1996. Deferred premium revenue grew to $268.3 million at March 31, 1997 from $266.2 million at the beginning of 1997.

Net investment income increased 6.7% to $12.2 million in the first three months of 1997 from $11.5 million in the same period in 1996. This increase resulted primarily from the growth in the Company's investment portfolio from $747 million at March 31, 1996 to $804 million at March 31, 1997. The average yields on the Company's investment portfolio were 6.2% and 6.3% for the first quarters of 1997 and 1996, respectively. In addition, the Company realized $(2.4) million of capital losses in the first quarter of 1997 compared with $1.4 million of capital gains in the first quarter of 1996.

The Company recognized revenues from disposition of assignments, through securitization and other sales, of $2.2 million in the period.

Incurred losses and LAE were $2.0 million and $2.4 million in the first quarters of 1997 and 1996, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company's expense ratio was 46.1% in the first quarter of 1997 compared to 49.3% in the 1996 first quarter. Including non-insurance expenses, the Company's expense ratios were 55.6% and 53.0% in those respective periods. Non-insurance expenses include the expenses of Singer, whose results have been consolidated following the Company's acquisition of a majority interest in the first quarter of 1997, and those expenses attributable to the Company's diversification activities. Policy acquisition costs ("PAC") were $7.0 million and $6.3 million for the first quarter of 1997 and 1996, respectively, representing 35.7% and 32.8% of earned premiums in those respective periods.

The increase in PAC ratio and decrease in the overall expense ratio reflects, in part, a greater proportion of internal costs being directly attributable to the acquisition of new and renewal business. Non-insurance expenses increase to $1.8 million in the first quarter of 1997 from $0.7 million during the same period in 1996 reflecting the inclusion of Singer's expenses on a consolidated basis in the 1997 first quarter.

The Company realized net income of $0.1 million from its equity investments in the first quarter of 1997 compared to a loss of $0.5 million in the 1996 first quarter. These include the Company's share of the net income of Singer prior to the purchase of its majority interest in March 1997, from which time the results of Singer have been consolidated.

Interest expense totaled $1.4 million in each of the first quarters of 1997 and 1996.

The Company's effective tax rate for the first quarter of 1997 was 24.6% compared to 26.8% for the 1996 comparable period. The decrease in the tax rate reflects an increase in the tax exempt component of the Company's investment portfolio as well as the tax benefit of capital losses realized during the first quarter of 1997.

The Company's 1997 first-quarter net income increased 4.8% to $13.9 million from $13.2 million in the first quarter of 1996. First-quarter 1997 primary earnings per share decreased 2.6% to $.74 per share from $0.76 per share for the first quarter of 1996. This decrease reflects the capital losses realized during the quarter as well as an increase in the weighted average shares outstanding compared to the prior year. Operating earnings per share, which excludes the impact of capital gains and losses, increased 15.4% to $0.82 from $0.70 in the 1996 first quarter.

The weighted average shares outstanding during the first quarter of 1997 was
18.86 million compared to 17.45 million for the first quarter of 1996.

II. Liquidity and Capital Resources

As a holding company, Enhance Financial finances the payment of its operating expenses, principal and interest on its debt obligations, dividends, if any, to its shareholders and the repurchase of Common Stock primarily from dividends and other payments from the Insurance Subsidiaries. The Company also draws on the line of credit provided under the credit agreement described below between Enhance Financial and its bank lenders. Payments of dividends to Enhance Financial by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. As of March 31, 1997, the maximum amount of dividends available from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities was $14.9 million. During the first quarter of 1997 the Insurance Subsidiaries paid dividends of $6.0 million to Enhance Financial.

The Company's cash flow from operations for the first quarter of 1997 was $19.2 million compared to $13.5 million for the same period in 1996. The Company's investment portfolio increased to $804 million at March 31, 1997 from $797 million at December 31, 1996 as a result of the cash flows from operations offset by a decrease in the unrealized gain on the available-for-sale component of the portfolio during the quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company maintains a credit agreement with two major commercial banks providing for borrowings of up to $60 million to be used for general corporate purposes. As of March 31, 1997, the Company had borrowed $49.5 million under the credit agreement including $7.0 million drawn down during the first quarter of 1997.

In March 1997, Enhance Financial declared and paid a regular quarterly dividend of $.11 per share, totaling $2.0 million.

                           PART II- OTHER INFORMATION

                                      None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENHANCE FINANCIAL SERVICES GROUP INC.


Date:  May 14, 1997                    By: /s/ Arthur Dubroff
                                           -------------------------------------
                                           Arthur Dubroff
                                           Executive Vice President (duly
                                              authorized officer) and Principal
                                              Financial Officer