Form 10-Q
period 1997-06-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1997-08-14
CIK 881889

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q
(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   June  30, 1997


                                          OR

[ ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-10967


                       ENHANCE FINANCIAL SERVICES GROUP INC.
             -----------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         New York                                   13-3333448
---------------------------------              ----------------------
(State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)               Identification No.)

                     335 Madison Avenue, New York, New York 10017
                       (Address of principal executive offices)
                                      (Zip Code)


                                  (212) 983-3100
------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,575,792 shares of common stock, par value $.10 per share, as of August 1, 1997.

                        ENHANCE FINANCIAL SERVICES GROUP INC.

                                        INDEX




                                                                       PAGE


Part I     FINANCIAL INFORMATION (Unaudited)

Item 1.    Financial Statements

              Consolidated Balance Sheets -
              June 30, 1997 and December 31, 1996.........................3

              Consolidated Statements of  Income -
              Three and six months ended June 30, 1997 and 1996...........4

              Consolidated Statements of Changes
              in Shareholders' Equity -
              Six months ended June 30, 1997..............................5

              Consolidated Statements of Cash Flows -
              Six months ended June 30, 1997 and 1996.....................6

              Notes to Consolidated Financial Statements..................7

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...........8-11

Part II    OTHER INFORMATION ............................................12

Signature................................................................13

Exhibit 27.   Financial data schedules

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)


                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997         1996
                                                                                    ---------------  ------------
Assets
  Investments
    Fixed maturities, held to maturity, at amortized cost
     (market value $228,252 and $227,048)........................................         $219,759    $  217,692
    Fixed maturities, available for sale, at market
     (amortized cost $547,073 and $526,973)......................................          561,499       539,884
    Common stock, at market (cost $498)..........................................              878           878
    Investment in affiliates.....................................................           25,207        24,182
    Short-term investments.......................................................           41,152        33,247
    Cash and cash equivalents....................................................           13,029         5,385
                                                                                        ----------    ----------
        Total investments........................................................          861,524       821,268

  Premiums and other receivables.................................................           23,950        22,472
  Accrued interest and dividends receivable......................................           13,075        11,434
  Deferred policy acquisition costs..............................................           91,804        87,325
  Federal income taxes recoverable...............................................            2,584         1,428
  Prepaid reinsurance premiums...................................................            2,882         2,793
  Reinsurance recoverable on unpaid losses.......................................            1,660         1,823
  Receivable from affiliates.....................................................            2,859        22,205
  Receivable for securities......................................................            2,690         2,370
  Other assets...................................................................           49,090        10,325
                                                                                        ----------    ----------
        Total Assets.............................................................       $1,052,118    $  983,443
                                                                                        ----------    ----------
                                                                                        ----------    ----------

Liabilities and Shareholders' Equity

Liabilities
  Losses and loss adjustment expenses............................................          $29,574        28,081
  Reinsurance payable on paid losses and loss adjustment expenses................            2,878         2,463
  Deferred premium revenue.......................................................          276,445       268,997
  Accrued profit commissions.....................................................            3,422         3,050
  Current income taxes...........................................................              250             0
  Deferred income taxes..........................................................           46,011        46,402
  Long-term debt.................................................................           75,000        75,000
  Short-term debt................................................................           49,282        42,575
  Payable for securities.........................................................            5,172         2,083
  Accrued expenses and other.....................................................           31,408        26,443
                                                                                        ----------    ----------
        Total Liabilities........................................................          519,442       495,094
                                                                                        ----------    ----------
Shareholders' Equity
  Common stock-$.10 par value Authorized-30,000,000 shares.......................            1,917         1,853
  Additional paid-in capital.....................................................          222,978       201,847
  Retained earnings..............................................................          310,501       283,791
  Unearned compensation..........................................................              (20)          (20)
  Unrealized gains...............................................................            9,808         8,636
  Treasury stock.................................................................          (12,508)       (7,758)
                                                                                        ----------    ----------
        Total Shareholders' Equity...............................................          532,676       488,349
                                                                                        ----------    ----------
        Total Liabilities and Shareholders' Equity...............................       $1,052,118    $  983,443
                                                                                        ----------    ----------
                                                                                        ----------    ----------

                See notes to consolidated financial statements.

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                JUNE 30,              JUNE 30,
                                                                          --------------------  --------------------
                                                                            1997       1996       1997       1996
                                                                          ---------  ---------  ---------  ---------
Revenues
  Net premiums written..................................................  $  25,698  $  25,172  $  47,325  $  45,619
  Increase in deferred premium revenue..................................     (4,426)    (7,347)    (6,551)    (8,542)
                                                                          ---------  ---------  ---------  ---------
    Premiums earned.....................................................     21,272     17,825     40,774     37,077

  Net investment income.................................................     12,458     11,678     24,705     23,154
  Net realized gains(losses) on sale of investments.....................        365     (1,119)    (2,071)       241
  Assignment sales......................................................     10,332          0     12,500         --
  Other income..........................................................        732        576      1,726      1,057
                                                                          ---------  ---------  ---------  ---------
    Total revenues......................................................     45,159     28,960     77,634     61,529
                                                                          ---------  ---------  ---------  ---------
Expenses
  Losses and loss adjustment expenses...................................      2,184      1,964      4,146      4,341
  Policy acquisition costs..............................................      7,440      5,876     14,409     12,198
  Profit commissions....................................................        173        132        372        461
  Other operating expenses-insurance....................................      2,755      2,863      4,582      5,706
                          -non-insurance................................      7,424        434      9,272      1,148
                                                                          ---------  ---------  ---------  ---------
    Total expenses......................................................     19,976     11,269     32,781     23,854
                                                                          ---------  ---------  ---------  ---------

  Income from operations................................................     25,183     17,691     44,853     37,675
  Equity in net income (loss) of affiliates.............................        174       (265)       252       (735)
  Foreign currency losses...............................................         (2)      (122)        (3)      (169)
  Interest expense......................................................     (1,918)    (1,479)    (3,274)    (2,872)
                                                                          ---------  ---------  ---------  ---------
    Income before income taxes..........................................     23,437     15,825     41,828     33,899
  Income tax expense....................................................      6,484      3,945     11,007      8,780
                                                                          ---------  ---------  ---------  ---------
    Net income..........................................................     16,953     11,880     30,821     25,119
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

Primary earnings per share..............................................  $    0.88  $    0.66  $    1.61  $    1.42
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

Fully diluted earnings per share........................................  $    0.88  $    0.64  $    1.61  $    1.37
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

                See notes to consolidated financial statements.

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                      (In thousands except share amounts)

                                       COMMON STOCK          TREASURY STOCK     ADDITIONAL
                                  ----------------------  --------------------    PAID-IN        UNEARNED         UNREALIZED
                                   SHARES      AMOUNT      SHARES     AMOUNT      CAPITAL      COMPENSATION     GAINS (LOSSES)
                                  ---------  -----------  ---------  ---------  -----------  -----------------  ---------------
Balance, December 31, 1996......  18,533,325  $   1,853     464,275  ($  7,758)  $ 201,847       ($     20)        $   8,636
Change in unrealized gain
  (loss)........................                                                                                       1,172
Dividends paid ($0.11 per
  share)........................
Exercise of stock options.......    218,267          22                              5,173
Issuance of common stock........    416,912          42                             15,958
Purchase of treasury stock......                            139,687     (4,750)
Net income......................
                                  ---------  -----------  ---------  ---------  -----------            ---            ------
Balance, June 30, 1997..........  19,168,504  $   1,917     603,962  ($ 12,508)  $ 222,978       ($     20)        $   9,808
                                  ---------  -----------  ---------  ---------  -----------            ---            ------
                                  ---------  -----------  ---------  ---------  -----------            ---            ------


                                   RETAINED
                                   EARNINGS      TOTAL
                                  -----------  ---------
Balance, December 31, 1996......   $ 283,791   $ 488,349
Change in unrealized gain
  (loss)........................                   1,172
Dividends paid ($0.11 per
  share)........................      (4,111)     (4,111)
Exercise of stock options.......                   5,195
Issuance of common stock........                  16,000
Purchase of treasury stock......                  (4,750)
Net income......................      30,821      30,821
                                  -----------  ---------
Balance, June 30, 1997..........   $ 310,501   $ 532,676
                                  -----------  ---------
                                  -----------  ---------

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $   30,821  $   25,119
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization, net..................................................        (4,488)     (4,045)
    (Gain)loss on sale of investments, net................................................       2,071        (241)
    Equity in (net income) loss of affiliates.............................................        (252)        735
    Compensation, restricted stock award program..........................................        --            42
    Change in assets and liabilities net of effects from consolidation of previously unconsolidated affiliate:
        Premiums and other receivables....................................................       1,233       4,451
        Accrued interest and dividends receivable.........................................      (1,641)        581
        Accrued expenses and other liabilities............................................        (850)     (2,198)
        Deferred policy acquisition costs.................................................      (4,479)     (2,922)
        Deferred premium revenue, net.....................................................       7,359       8,467
        Accrued profit commissions........................................................         372        (969)
        Losses and loss adjustment expenses, net..........................................       2,071      (5,669)
        Other assets......................................................................       4,192      (1,235)
        Income taxes, net.................................................................      (1,640)      3,016
                                                                                            ----------  ----------
  Net cash provided by operating activities...............................................      34,769      25,132
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment......................................................        (368)       (387)
  Proceeds from sales of investments......................................................     298,321     540,108
  Purchase of investments.................................................................    (318,329)   (546,198)
  Purchases of short-term investments, net................................................      (7,547)     (8,374)
  Investment in affiliates................................................................      (4,500)     (1,001)
  Cash of previously unconsolidated affilliate............................................         147        --
                                                                                            ----------  ----------
  Net cash used in investing activities...................................................     (32,276)    (15,852)
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Receivable from affiliates..............................................................       2,110      (6,466)
  Capital stock...........................................................................       5,195       3,346
  Short-term debt.........................................................................       6,707      (2,000)
  Dividends paid..........................................................................      (4,111)     (3,592)
  Reissuance of treasury stock............................................................        --        14,485
  Purchase of treasury stock..............................................................      (4,750)        (38)
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................       5,151       5,735
                                                                                            ----------  ----------
Net change in cash and cash equivalents...................................................       7,644      15,015

Cash and cash equivalents, beginning of period............................................       5,385       8,782
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $   13,029  $   23,797
                                                                                            ----------  ----------
                                                                                            ----------  ----------

              See Notes to Unaudited Consolidated Financial Statements

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1997 AND 1996

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Rules and Regulations of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 of Enhance Financial Services Group Inc. ("Enhance Financial").

    The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

2. DIVIDENDS DECLARED

    In March and June 1997, Enhance Financial declared and paid a cash dividend of $.11 per share totaling approximately $4,111,000.

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

    During the first and second quarters of 1997, Enhance Financial repurchased 72,925 and 55,000 shares, respectively, of its common stock at prices ranging from $35.00 to $41.38 per share as part of its stock repurchase program. Additionally, 11,762 shares of common stock previously held in trust in connection with the purchase of the additional interest in Singer, were transferred to treasury stock during the second quarter of 1997.

    In June 1997, Enhance Financial entered into a forward purchase agreement on 128,197 shares of its common stock at the forward purchase price of $41.375 per share through December 1998. The agreement settles quarterly on a net basis in shares of Enhance Financial stock or in cash at Enhance Financial's election. Enhance Financial repurchased 25,000 shares, of the 55,000 total for the second quarter of 1997, under this agreement.

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

    The Company acquired a majority ownership interest (increased from a 50% interest) in Singer Asset Finance Company L.L.C., ("Singer") in March 1997. The results of Singer have been consolidated since that date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 VS.
THREE MONTHS ENDED JUNE 30, 1996

    Gross premiums written in the second quarter of 1997 were $25.9 million compared with $25.3 million in the same period in 1996, representing an increase of 2.3%.

    Net premiums written increased 2.1% to $25.7 million in the second quarter of 1997 from $25.2 million in the same period in 1996. Of the Company's net premiums written in the second quarter of 1997, 39.2%, 21.8% and 39.0% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 39.1%, 31.1% and 29.8% during the same period in 1996.

    In the second quarter of 1997, municipal new-issue volume was $52.6 billion, a 5.2% increase over the same period in 1996. The insured portion of such new issues was 49.7% and 46.6% during the second quarters of 1997 and 1996, respectively. Total municipal bond refundings in the second quarter of 1997 represented 15.5% of new-issue volume, down from 20.7% for the 1996 second quarter.

    Earned premiums grew 19.3% to $21.3 million in the second quarter of 1997 from $17.8 million in the 1996 second quarter. The increase in earned premiums reflected growth from the Company's other insurance lines, which contributed $9.2 million of earned premiums in the 1997 second quarter, compared to $7.2 million in the comparable 1996 quarter. Earned premiums from refundings contributed $2.1 million (or 9.7%) of earned premiums in the 1997 second quarter compared to $1.7 million (or 9.3%) in the same period in 1996. Deferred premium revenue grew to $273.6 million at June 30, 1997 from $266.2 million at December 31, 1996.

    Net investment income increased 6.7% to $12.5 million in the second quarter of 1997 from $11.7 million in the same period in 1996. This increase resulted primarily from the growth in the Company's investment portfolio from $791 million at June 30, 1996 to $836 million at June 30, 1997. The average yields on the Company's investment portfolio were 6.21% and 6.26% for the second quarters of 1997 and 1996, respectively. In addition, the Company realized $0.4 million of capital gains in the second quarter of 1997 compared with $(1.1) million of capital losses in the second quarter of 1996.

    The Company recognized revenues from disposition of assignments, through securitization and other sales, of $10.3 million in the second quarter of 1997.

    Incurred losses and LAE were $2.2 million and $2.0 million in the second quarters of 1997 and 1996, respectively.

    The Company's expense ratio was 48.7% in the second quarter of 1997 compared to 49.8% in the 1996 second quarter. Non-insurance expenses increased to $7.4 million in the second quarter of 1997 from $0.4

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

million during the same period in 1996 reflecting the inclusion of Singer's expenses on a consolidated basis in the 1997 second quarter. Non-insurance expenses inlcude those expenses of Singer, whose results have been consolidated following the Company's acquisition of a majority interest in the first quarter of 1997, and those expenses attributable to the Company's diversification activities. Policy acquisition costs ("PAC") were $7.4 million and $5.9 million for the second quarter of 1997 and 1996, respectively, representing 35.0% and 33.0% of earned premiums in those respective periods. The increase in PAC ratio and decrease in the overall expense ratio reflects, in part, a greater proportion of internal costs being directly attributable to the acquisition of new and renewal business.

    The Company realized net income of $0.2 million from its equity investments in the second quarter of 1997 compared to a loss of $(0.3) million in the 1996 second quarter. The 1996 amount includes the Company's share of the net income of Singer prior to the purchase of its majority interest in March 1997, from which time the results of Singer have been consolidated.

    Interest expense totaled $1.9 and $1.5 million in the second quarters of 1997 and 1996, respectively.

    The Company's effective tax rate for the second quarter of 1997 was 27.7% compared to 24.9% for the 1996 comparable period. The increase in the tax rate reflects, in part, the tax benefit from capital losses realized during the second quarter of 1996.

    The Company's 1997 second-quarter net income increased 42.7% to $17.0 million from $11.9 million in the second quarter of 1996. Second-quarter 1997 primary earnings per share increased 32.8% to $0.88 per share from $0.66 per share for the second quarter of 1996. This increase reflects increases in premiums earned and investment income together with the consolidation of Singer, offset in part by an increase in the weighted average number of shares outstanding compared to the prior year. Operating earnings per share, which excludes the impact of capital gains and losses, increased 22.6% to $0.87 from $0.71 in the 1996 second quarter.

    The weighted average shares outstanding during the second quarter of 1997 was 19.32 million compared to 17.98 million for the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 VS.
  SIX MONTHS ENDED JUNE 30, 1996

    Gross premiums written in the first six months of 1997 were $48.3 million compared with $47.5 million in the same period in 1996, representing an increase of 1.7%.

    Net premiums written increased 3.7% to $47.3 million in the first six months of 1997 from $45.6 million in the same period in 1996. Of the Company's net premiums written in the first six months of 1997, 40.5%, 17.3% and 42.2% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 33.8%, 26.9% and 39.3% during the same period in 1996.

    In the first six months of 1997, municipal new-issue volume was $93.9 billion, a 2.2% increase over the same period in 1996. The insured portion of such new issues was 51.6% and 46.8% during the first six months of 1997 and 1996, respectively. Total municipal bond refundings in the first six months of 1997 represented 19.1% of new-issue volume, down from 25.1% for the 1996 first six months.

    Earned premiums grew 10.0% to $40.8 million in the first six months of 1997 from $37.1 million in the first six months of 1996. The increase in earned premiums reflected growth from the Company's other insurance lines, which contributed $17.4 million of earned premiums in the first six months of 1997, compared to $14.2 million in the comparable 1996 period, offset in part by a decrease in refunding activity from 1996 to 1997. Earned premiums from refundings contributed $4.4 million (or 10.7%) of earned premiums in the first six months of 1997 compared to $5.2 million (or 14.0%) in the same period in 1996. Deferred premium revenue grew to $273.6 million at June 30, 1997 from $266.2 million at December 31, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Net investment income increased 6.7% to $24.7 million in the first six months of 1997 from $23.2 million in the same period in 1996. This increase resulted primarily from the growth in the Company's investment portfolio from $791 million at June 30, 1996 to $836 million at June 30, 1997. The average yields on the Company's investment portfolio were 6.21% and 6.33% for the first six months of 1997 and 1996, respectively. In addition, the Company realized $(2.1) million of capital losses in the first six months of 1997 compared with $0.2 million of capital gains in the first six months of 1996.

    The Company recognized revenues from disposition of assignments, through securitization and other sales, of $12.5 million in the six months of 1997.

    Incurred losses and LAE were $4.1 million and $4.3 million in the first six months of 1997 and 1996, respectively.

    The Company's expense ratio was 47.5% in the first six months of 1997 compared to 49.5% in the first six months of 1996. Policy acquisition costs ("PAC") were $14.4 million and $12.2 million for the first six months of 1997 and 1996, respectively, representing 35.3% and 32.9% of earned premiums in those respective periods. The increase in PAC ratio and decrease in the overall expense ratio reflects, in part, a greater proportion of internal costs being directly attributable to the acquisition of new and renewal business.

    Non-insurance expenses increase to $9.3 million in the first six months of 1997 from $1.1 million during the same period in 1996 reflecting the inclusion of Singer's expenses on a consolidated basis since March 1997.

    The Company realized net income of $0.3 million from its equity investments in the first six months of 1997 compared to a loss of $(0.7) million in the first six months of 1996. These numbers include the Company's share of the net income of Singer prior to the purchase of its majority interest in March 1997, from which time the results of Singer have been consolidated.

    Interest expense totaled $3.3 million and $2.9 million in the first six months of 1997 and 1996, respectively.

    The Company's effective tax rate for the first six months of 1997 was 26.3% compared to 25.9% for the 1996 comparable period.

    The Company's 1997 first six months net income increased 22.7% to $30.8 million from $25.1 million in the first six months of 1996. The first six months of 1997 primary earnings per share increased 13.8% to $1.61 per share from $1.42 per share for the first six months of 1996. This increase reflects increases in premiums earned and investment income together with the consolidation of Singer and offset in part by an increase in the weighted average number of shares outstanding compared to the prior year. Operating earnings per share, which excludes the impact of capital gains and losses, increased 19.0% to $1.68 from $1.42 in the first six months of 1996.

    The weighted average shares outstanding during the first six months of 1997 was 19.10 million compared to 17.72 million for the first six months of 1996.

II.  Liquidity and Capital Resources

    As a holding company, Enhance Financial finances the payment of its operating expenses, principal and interest on its debt obligations, dividends, if any, to its shareholders and the repurchase of Common Stock primarily from dividends and other payments from the Insurance Subsidiaries. The Company also draws on the line of credit provided under the credit agreement described below between Enhance Financial and its bank lenders. Payments of dividends to Enhance Financial by the

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. As of June 30, 1997, the maximum amount of dividends available from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities was $14.2 million. The Insurance Subsidiaries paid dividends of $6.0 million to Enhance Financial in March and June 1997.

    The Company's cash flow from operations for the first six months of 1997 was $34.8 million compared to $25.1 million for the same period in 1996. The Company's investment portfolio increased to $836 million at June 30, 1997 from $797 million at December 31, 1996 as a result of the cash flows from operations and an increase in the unrealized gain on the available-for-sale component of the portfolio during the first six months of 1997.

    The Company maintains a credit agreement with two major commercial banks providing for borrowings of up to $60 million to be used for general corporate purposes. As of June 30, 1997, the Company had borrowed $49.3 million under the credit agreement including $7.0 million drawn down during the first six months of 1997.

    In March and June 1997, Enhance Financial declared and paid a regular quarterly dividend of $.11 per share, totaling $4.1 million.

                             PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 5, 1997, the registrant held an annual meeting of shareholders, at which the shareholders voted as indicated on the following proposals:

         (a)  The election of the following persons as directors:

         Name                     For                      Withheld

         Daniel Gross             17,529,841                  39,296
         Brenton W. Harries       17,529,697                  39,440
         David R. Markin          17,529,841                  39,296
         Robert P. Saltzman       17,528,250                  40,887
         Wallace O. Sellers       17,529,697                  39,440
         Richard J. Shima         17,527,526                  41,611
         Spencer R. Stuart        17,527,573                  41,564
         Adrian U. Sulzer         17,526,512                  42,625
         Allan R. Tessler         17,529,841                  39,296
         Frieda K. Wallison       17,529,841                  39,296
         Jerry Wind               17,528,250                  40,887

         (b) The 1997 Long-Term Incentive Plan for Key Employees was approved by the shareholders by a vote of 13,538,274 in favor, 3,177,959 against and 20,324 abstaining.

         (c ) The appointment of Deloitte & Touche LLP as the registrant's outside auditor for fiscal year 1997 was ratified by a vote of 17,562,183 in favor, 1,122 against and 5,832 abstaining.

                                      SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ENHANCE FINANCIAL SERVICES GROUP INC.



Date:    August 14, 1997               By: /s/ Arthur Dubroff
                                            Arthur Dubroff
                                            Executive Vice President (duly
                                                 authorized officer) and
                                                 Principal Financial Officer