Form 10-Q
period 1997-09-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1997-11-14
CIK 881889

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                       -----------------


                          FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997
                     ------------------------------------------

                             OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------   ------------------

Commission File Number 1-10967


                    ENHANCE FINANCIAL SERVICES GROUP INC.
      ----------------------------------------------------------
        (Exact name of registrant, as specified in its charter)


         NEW YORK                            13-3333448
----------------------------            -----------------------
(State or other jurisdiction             (I.R.S. Employer
   of incorporation or                   Identification No.)
        organization)

          335 Madison Avenue, New York, New York  10017
          ---------------------------------------------
     (Address and zip code of principal executive offices)
                          (Zip Code)

                         (212) 983-3100
-----------------------------------------------------------------
     (Registrant's telephone number, including area code)

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ----      ----
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,682,867 shares of common stock, par value $.10 per share, as of November 12, 1997.

------------------------------------------------------------------
------------------------------------------------------------------

                 ENHANCE FINANCIAL SERVICES GROUP INC.

                               INDEX

                                                                            Page
                                                                           -----

PART I - FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                    September 30, 1997 and December 31, 1997.................  3

                  Consolidated Statements of Income -
                    Three and nine months ended September 30, 1997 and 1996..  4

                  Consolidated Statements of Changes
                    in Shareholders' Equity -
                    Nine months ended September 30, 1997.....................  5

                  Consolidated Statements of Cash Flows -
                    Nine months ended September 30, 1997 and 1996............  6

                  Notes to Consolidated Financial Statements.................  7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................8-12

PART II - OTHER INFORMATION.................................................. 13

         Signature........................................................... 14

         Exhibit 27.  Financial data schedules

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                               AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)


                                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                                    1997            1996
                                                                                               -------------    ------------
ASSETS:
 Investments:
  Fixed maturities, held to maturity, at amortized cost
    (market value $224,194 and $227,048)......................................................   $  214,939      $  217,692
    Fixed maturities, available for sale, at market
      (amortized cost $561,692 and $526,973)..................................................      585,459         539,884
    Common stock, at market (cost $498).......................................................          878             878
    Investment in affiliates..................................................................       30,866          24,182
    Short-term investments....................................................................       28,652          33,247
    Cash and cash equivalents.................................................................        5,015           5,385
      Total Investments.......................................................................      865,809         821,268

   Premiums and other receivable..............................................................       26,492          22,472
   Accrued interest and dividends receivable..................................................       13,405          11,434
   Deferred policy acquisition costs..........................................................       94,123          87,325
   Federal income tax recoverable.............................................................        5,574           1,428
   Prepaid reinsurance premiums...............................................................        6,067           2,793
   Reinsurance recoverable on unpaid losses...................................................        1,694           1,823
   Receivable from affiliates ................................................................        4,333          22,205
   Receivable for securities..................................................................        8,954           2,370
    Other assets..............................................................................       67,099          10,325
                                                                                               -------------    ------------
      TOTAL ASSETS............................................................................  $ 1,093,550      $  983,443
                                                                                               -------------    ------------
                                                                                               -------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Loss and loss adjustment expenses............................................................  $   30,595       $  28,081
  Reinsurance payable on paid losses and loss adjustment expenses..............................       4,121           2,463
  Deferred premium revenue.....................................................................     283,020         268,997
  Accrued profit commissions...................................................................       3,595           3,050
  Deferred income taxes........................................................................      55,752          46,402
  Long-term debt...............................................................................      75,000          75,000
  Short-term debt..............................................................................      49,750          42,575
  Payable for securities.......................................................................       4,797           2,083
  Accrued expenses and other...................................................................      32,524          26,443
                                                                                               -------------    ------------
      TOTAL LIABILITIES........................................................................     539,154         495,094
                                                                                               -------------    ------------
SHAREHOLDER' EQUITY:
  Common stock-$.10 par value,
    Authorized-30,000,000 shares...............................................................       1,922           1,853
  Additional paid-in capital...................................................................     224,636         201,847
  Retained earnings............................................................................     325,927         283,791
  Unearned compensation........................................................................         (20)            (20)
  Unrealized gains.............................................................................      15,695           8,636
  Treasury stock...............................................................................     (13,764)         (7,758)
                                                                                               -------------    ------------
      TOTAL SHAREHOLDERS' EQUITY...............................................................     554,396         488,349
                                                                                               -------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................................  $1,093,550      $  983,443
                                                                                               -------------    ------------
                                                                                               -------------    ------------

                      See notes to unaudited consolidated financial statements.

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share amounts)

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                 ----------------------------  ------------------------
                                                                     1997           1996           1997          1996
                                                                 -------------  -------------  -------------  -------------
REVENUES

  Net premiums written........................................   $     25,475    $    20,836     $  72,800    $  66,455
  Increase in deferred premium revenue........................         (4,169)        (2,132)      (10,720)     (10,674)
                                                                 -------------  -------------  -------------   ----------
    Premiums earned...........................................         21,306         18,704        62,080       55,781
  Net investment income.......................................         12,825         11,856        37,530       35,010
  Net realized gain (losses) on sale of investments...........           (362)           445        (2,433)         686
  Assignment sales............................................          7,792              0        20,292            -
  Other income................................................            518            606         2,244        1,663
                                                                 -------------  -------------  -------------   ----------
      Total revenues..........................................         42,079         31,611       119,713       93,140
                                                                 -------------  -------------  -------------   ----------
EXPENSES
  Losses and loss adjustment expenses..........................         2,740          2,083         6,886        6,424
  Policy acquisition costs.....................................         7,167          6,131        21,576       18,329
  Profit commissions...........................................           174            150           546          611
  Other operating expenses - insurance.........................         3,153          2,895         7,735        8,601
                           - insurance.........................         7,085            782        16,357        1,930
                                                                 -------------  -------------  -------------   ----------
      Total expenses...........................................        20,319         12,041        53,100       35,895
                                                                 -------------  -------------  -------------   ----------
  Income from operations.......................................        21,760         19,570        66,613       57,245
  Equity in net income (loss)of affiliates.....................         3,818            197         4,070         (538)
  Foreign currency losses......................................             0             97            (3)         (72)
                                                                 -------------  -------------  -------------   ----------
  Interest expense.............................................        (2,013)        (1,208)       (5,287)      (4,080)
      Income before income taxes...............................        23,565         18,656        65,393       52,555
  Income tax expenses..........................................         6,113          4,806        17,120       13,586
                                                                 -------------  -------------  -------------   ----------
      Net income...............................................       $17,452        $13,850       $48,273      $38,969
                                                                 -------------  -------------  -------------   ----------
 Primary earnings per share....................................   $      0.90          $0.77      $   2.51       $ 2.19
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------
 Fully diluted earnings per share..............................   $      0.90          $0.74      $   2.49       $ 2.11
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------

                 See notes to unaudited consolidated financial statements

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                          (in thousands, except share amounts)



                             COMMON STOCK         TREASURY  STOCK       ADDITIONAL
                        ----------------------  ---------------------    PAID-IN    UNEARNED     UNREALIZED       RETAINED

                          SHARES      AMOUNT       SHARES      AMOUNT    CAPITAL   COMPENSATION  GAINS (LOSSES)   EARNINGS   TOTAL
                        ----------  ----------  ------------  ---------  -------   ------------  --------------  ----------  -----


Balances, December 31,
  1996................  18,533,325  $  1,853         464,275   $(7,758) $ 201,847    $(20)          $8636        $283,791  $488,349
Change in unrealized
  gain (loss).........        --          --           --          --        --         --          7,059             --      7,059
Dividends paid ($0.11
  per share)..........        --          --           --          --        --         --            --           (6,137)   (6,137)
Exercise of stock
  options.............     265,505        27           --          --       6,831       --            --              --      6,858
Issuance of common
  stock...............     416,912        42           --          --      15,958       --             --             --     16,000
Purchase of treasury                                                                                                         (6,006)
  stock...............        --          --         164,687    (6,006)      --         --             --             --
Net income............        --          --           --          --        --         --             --          48,273    48,273
                        ----------  ----------  ------------  ---------  ------------  -----------  ------------ ---------- ------
Balances, September
  30, 1997............  19,215,742    $ 1,922        628,962  $(13,764)  $ 224,636    $(20)           $15,695    $325,927  $554,396
                        ----------  ----------  ------------  ---------  ------------  -----------  ------------ ---------- -------
                        ----------  ----------  ------------  ---------  ------------  -----------  ------------ ---------- -------

           See Notes to Unaudited Consolidated Financial Statements

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,  SEPTEMBER 30,
                                                                                          ----------------------------
                                                                                              1997           1996
                                                                                          -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................................   $   48,273      $   38,969
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization, net.................................................       (6,717)         (6,411)
    (Gain) loss on sale of investments, net............................................        2,433            (686)
    Equity in (net income) loss of affiliates..........................................       (4,070)            538
    Compensation, restricted stock award program.......................................            -              63
    Change in assets and liabilities net of effects from
     consolidation of previously unconsolidated affiliate:
        Premiums and other receivables.................................................        (1,309)          4,407
        Accrued interest and dividends receivable......................................        (1,971)            832
        Accrued expenses and other liabilities.........................................           266          (1,937)
        Deferred policy acquisition costs..............................................        (6,798)         (3,573)
        Deferred premium revenue, net..................................................        10,749          10,597
        Accrued profit commissions.....................................................           545            (819)
        Losses and loss adjustment expenses, net.......................................         4,301          (4,549)
        Other assets...................................................................       (10,631)            165
        Income taxes, net..............................................................         1,407           5,915
                                                                                          -------------   -------------
  Net cash provided by operating activities............................................        36,478          43,511
                                                                                          -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................................................        (1,325)           (514)
  Proceeds from sales of investments...................................................       452,836         917,083
  Purchase of investments..............................................................      (489,644)       (962,542)
  Purchases of short-term investents, net..............................................         4,953           1,304
  Investment in affiliates.............................................................        (6,341)         (5,751)
  Cash of previously unconsolidated affiliate..........................................           147               -
                                                                                          -------------   -------------
  Net cash used in investing activities................................................       (39,374)        (50,420)
                                                                                          -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receivable from affiliates...........................................................           636         (16,993)
  Capital stock........................................................................         6,858           3,923
  Short-term debt......................................................................         7,175           8,100
  Dividends paid.......................................................................        (6,137)         (5,393)
  Reissuance of treasury stock.........................................................             -          14,485
  Purchase of treasury stock...........................................................        (6,006)            (38)
                                                                                          -------------   -------------
Net cash provided by financing activities..............................................          2,526          4,084
                                                                                          -------------   -------------
Net change in cash and cash equivalents................................................           (370)        (2,825)
Cash and cash equivalents, beginning of period.........................................          5,385          8,782
                                                                                          -------------   -------------
Cash and cash equivalents, end of period...............................................         $5,015         $5,957
                                                                                          -------------   -------------
                                                                                          -------------   -------------

    See notes to unaudited consolidated financial statements.

             ENHANCE FINANCIAL SERVICES GROUP INC.
                       AND SUBSIDIARIES
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

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

The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

2. DIVIDENDS DECLARED

In March, June and September 1997, Enhance Financial declared and paid a cash dividend of $.11 per share totaling approximately $6,137,000.

3. COMMON STOCK

In October 1997, Enhance Financial issued approximately 96,000 shares of common stock to acquire an additional 12.25% stake in Singer Asset Finance Company, L.L.C. ("Singer"), bringing Enhance Financial's total ownership interest in Singer to 99.75%. In March of 1997, Enhance Financial issued approximately 420,000 shares of common stock to acquire an additional 37.5% interest in Singer bringing Enhance Financial's total ownership interest in Singer at the time to 87.5%.

In April 1997, Swiss Reinsurance Company purchased from existing shareholders an additional 700,000 shares of Enhance Financial common stock for $39.00 per share. Swiss Reinsurance Company's ownership of Enhance Financial now represents 9.1% of the total Enhance Financial common stock outstanding.

During the first, second and third quarters of 1997, Enhance Financial repurchased 72,925, 55,000 and 25,000 shares, respectively, of its common stock outstanding at prices ranging from $35.00 to $41.38 as part of its stock repurchase program. Additionally, 11,762 shares of common stock previously held in trust in connection with the first quarter 1997 Singer transaction were transferred to treasury stock during the second quarter of 1997.

In June 1997, Enhance Financial entered into a forward purchase agreement on 128,197 shares of its common stock at the forward purchase price of $41.375 per share through December 1998. The agreement settles quarterly on a net basis in shares of Enhance Financial stock or in cash at Enhance Financial's election. Enhance Financial repurchased 25,000 shares under this agreement during the third quarter and 25,000, of the 55,000 total for the second quarter of 1997, under this agreement.

            ENHANCE FINANCIAL SERVICES GROUP INC.
                       AND SUBSIDIARIES
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


4.  NEW ACCOUNTING STANDARD

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which becomes effective for interim and annual periods ending after December 15, 1997. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS.

Basic earnings per share and diluted earnings per share, calculated in accordance with SFAS No. 128 for the periods presented are as follows:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30, 1997    SEPTEMBER 30, 1997

Basic earnings per share                        $0.94               $2.60

Diluted earnings per share                      $0.90               $2.51

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS.
THREE MONTHS ENDED SEPTEMBER 30, 1996

Gross premiums written in the third quarter of 1997 were $29.3 million compared with $21.8 million in the same period in 1996, representing an increase of 33.9%.

Net premiums written increased 22.2% to $25.5 million in the third quarter of 1997 from $20.8 million in the same period in 1996. Of the Company's net premiums written in the third quarter of 1997, 27.7%, 26.8% and 45.5% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 42.3%, 11.5% and 46.2% during the same period in 1996.

In the third quarter of 1997, municipal new-issue volume was $49.8 billion, a 28.7% increase over the same period in 1996. The insured portion of such new issues was 52.8% and 48.4% during the third quarters of 1997 and 1996, respectively. Total municipal bond refundings in the third quarter of 1997 represented 34.6% of new-issue volume, up from 26.0% for the 1996 third quarter.

Earned premiums grew 13.9% to $21.3 million in the third quarter of 1997 from $18.7 million in the 1996 third quarter. The increase in earned premiums reflected in part the growth from the Company's other insurance lines, which contributed $8.5 million of earned premiums in the 1997 third quarter, compared to $7.7 million in the comparable 1996 quarter. Earned premiums from refundings contributed $2.2 million (or 10.3%) of earned premiums in the 1997 third quarter compared to $1.9 million (or 10.2%) in the same period in 1996.
 Deferred premium revenue grew to $276.9 million at September 30, 1997 from $266.2 million at December 31, 1996.

Net investment income increased 8.2% to $12.8 million in the third quarter of 1997 from $11.9 million in the same period in 1996. This increase resulted primarily from the growth in the Company's investment portfolio from $764
million at September 30, 1996 to $835 million at September 30, 1997.   The
average yields on the Company's investment portfolio were 6.17% and 6.26% for the third quarters of 1997 and 1996, respectively. In addition, the Company realized $(0.4) million of capital losses in the third quarter of 1997 compared with $0.4 million of capital gains in the third quarter of 1996.

The Company recognized revenues from disposition of assignments, through securitization and other sales, of $7.8 million in the third quarter of 1997.

Incurred losses and LAE were $2.7 million and $2.1 million in the third quarters of 1997 and 1996, respectively.

The Company's expense ratio was 49.2% in the third quarter of 1997 compared to 49.1% in the 1996 third quarter. Non-insurance expenses increased to $7.1 million in the third quarter of 1997 from $0.8 million during the same period in 1996 reflecting the inclusion of Singer's expenses on a consolidated basis in the

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


1997 third quarter. Non-insurance expenses include those expenses of Singer, whose results have been consolidated following the Company's acquisition of a majority interest in the first quarter of 1997, and those expenses attributable to the Company's diversification activities. Policy acquisition costs ("PAC") were $7.2 million and $6.1 million for the third quarter of 1997 and 1996, respectively, representing 33.6% and 32.8% of earned premiums in those respective periods. The increase in PAC ratio and decrease in the overall expense ratio reflects, in part, a greater proportion of internal costs being directly attributable to the acquisition of new and renewal business.

The Company realized net income of $3.8 million from its equity investments in the third quarter of 1997 compared to $0.2 million in the 1996 third quarter. The 1996 number includes the Company's share of the net income of Singer prior to the purchase of its majority interest in March 1997, from which time the results of Singer have been consolidated.

Interest expense totaled $2.0 and $1.2 million in the third quarters of 1997 and 1996, respectively.

The Company's effective tax rate for the third quarter of 1997 was 25.9% compared to 25.8% for the 1996 comparable period.

The Company's 1997 third-quarter net income increased 26.0% to $17.5 million from $13.8 million in the third quarter of 1996. Third-quarter 1997 primary earnings per share increased 17.0% to $0.90 per share from $0.77 per share for the third quarter of 1996. This increase reflects increases in premiums earned and investment income together with the consolidation of Singer offset in part by an increase in the weighted average number of shares outstanding compared to the prior year. Operating earnings per share, which excludes the impact of capital gains and losses, increased 21.7% to $0.91 from $0.75 in the 1996 third quarter.

The weighted average shares outstanding during the third quarter of 1997 was
19.4 million compared to 18.0 million for the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS.
NINE MONTHS ENDED SEPTEMBER 30, 1996

Gross premiums written in the first nine months of 1997 were $77.5 million compared with $69.3 million in the same period in 1996, representing an increase of 11.9%.

Net premiums written increased 9.6% to $72.8 million in the first nine months of 1997 from $66.5 million in the same period in 1996. Of the Company's net premiums written in the first nine months of 1997, 36.0%, 20.6% and 43.4% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 36.5%, 22.1% and 41.4% during the same period in 1996.

In the first nine months of 1997, municipal new-issue volume was $153.5 billion, a 17.6% increase over the same period in 1996. The insured portion of such new issues was 50.7% and 47.3% during the first nine months of 1997 and 1996, respectively. Total municipal bond refundings in the first nine months of 1997 represented 25.4% of new-issue volume, up from 25.3% for the 1996 first nine months.

Earned premiums grew 11.3% to $62.1 million in the first nine months of 1997 from $55.8 million in the 1996 first nine months. The increase in earned premiums reflected growth from the Company's other insurance lines, which contributed $25.9 million of earned premiums in the 1997 first nine months, compared to $21.8 million in the comparable 1996 nine months. Earned premiums from refundings contributed $6.6 million (or 10.6%) of earned premiums in the 1997 first nine months compared to $7.1 million (or 12.7%) in the same period
in 1996.   Deferred premium revenue grew to $276.9 million at September 30,
1997 from $266.2 million at December 31, 1996.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


Net investment income increased 7.2% to $37.5 million in the first nine months of 1997 from $35.0 million in the same period in 1996. This increase resulted primarily from the growth in the Company's investment portfolio from $764 million at September 30, 1996 to $835 million at September 30, 1997.
The average yields on the Company's investment portfolio were 6.17% and 6.37% for the first nine months of 1997 and 1996, respectively. In addition, the Company realized $(2.4) million of capital losses in the first nine months of 1997 compared with $0.7 million of capital gains in the first nine months of 1996.

The Company recognized revenues from disposition of assignments, through securitization and other sales, of $20.3 million in the nine months of 1997.

Incurred losses and LAE were $6.9 million and $6.4 million in the first nine months of 1997 and 1996, respectively.

The Company's expense ratio was 48.1% in the first nine months of 1997 compared to 49.4% in the first nine months of 1996. Policy acquisition costs ("PAC") were $21.6 million and $18.3 million for the first nine months of 1997 and 1996, respectively, representing 34.8% and 32.9% of earned premiums in those respective periods. The increase in PAC ratio and decrease in the overall expense ratio reflects, in part, a greater proportion of internal costs being directly attributable to the acquisition of new and renewal business.

Non-insurance expenses increase to $16.4 million in the first nine months of 1997 from $1.9 million during the same period in 1996 reflecting the inclusion of Singer's expenses on a consolidated basis in since March 1997.

The Company realized net income of $4.1 million from its equity investments in the first nine months of 1997 compared to a loss of $(0.5) million in the 1996 first nine months. These numbers include the Company's share of the net income of Singer prior to the purchase of its majority interest in March 1997, from which time the results of Singer have been consolidated.

Interest expense totaled $5.3 and $4.1 million in the first nine months of 1997 and 1996, respectively.

The Company's effective tax rate for the first nine months of 1997 was 26.2% compared to 25.9% for the 1996 comparable period.

The Company's 1997 first nine months net income increased 23.9% to $48.3 million from $39.0 million in the first nine months of 1996. The first nine months of 1997 primary earnings per share increased 14.7% to $2.51 per share from $2.19 per share for the first nine months of 1996. This increase reflects increases in premiums earned and investment income together with the consolidation of Singer and offset in part by an increase in the weighted average number of shares outstanding compared to the prior year. Operating earnings per share, which excludes the impact of capital gains and losses, increased 19.7% to $2.59 from $2.16 in the 1996 first nine months.

The weighted average shares outstanding during the first nine months of 1997 was 19.2 million compared to 17.8 million for the first nine months of 1996.

II.  Liquidity and Capital Resources

As a holding company, Enhance Financial finances the payment of its operating expenses, principal and interest on its debt obligations, dividends, if any, to its shareholders and the repurchase of Common Stock primarily from dividends and other payments from the Insurance Subsidiaries. The Company also draws on the line of credit provided under the credit agreement described below between Enhance Financial and its bank lenders. Payments of dividends to Enhance Financial by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. As of September 30, 1997, the maximum amount of dividends available from the Insurance Subsidiaries without prior approval of the

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


insurance regulatory authorities was $37.6 million. The Insurance Subsidiaries paid dividends of $6.0 million to Enhance Financial in March, June and September 1997.

The Company's cash flow from operations for the first nine months of 1997 was $36.5 million compared to $43.5 million for the same period in 1996. The Company's investment portfolio increased to $835 million at September 30, 1997 from $797 million at December 31, 1996 as a result of the cash flows from operations and an increase in the unrealized gain on the available-for-sale component of the portfolio during the first nine months of 1997.

The Company maintains a credit agreement with two major commercial banks providing for borrowings of up to $60 million to be used for general corporate purposes. As of September 30, 1997, the Company had borrowed $49.8 million under the credit agreement including $7.2 million of drawn downs during the first nine months of 1997.

In March, June and September 1997, Enhance Financial declared and paid a regular quarterly dividend of $.11 per share, totaling $6.1 million.

                       PART II - OTHER INFORMATION


                                 None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ENHANCE FINANCIAL SERVICES GROUP INC.



Dated: November 14, 1997            By: /s/ Arthur Dubroff
                                        -------------------------------------
                                        Arthur Dubroff
                                        Executive Vice President (duly
                                          authorized officer) and
                                          Principal Financial Officer