Form 10-K405
period 1997-12-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1998-03-31
CIK 881889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                        Commission file
December 31, 1997                                                 number 1-10967

                      ENHANCE FINANCIAL SERVICES GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                           13-3333448
 -------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

    335 Madison Avenue, New York, NY                              10017
 ----------------------------------------                      ----------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code:  212-983-3100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value                  New York Stock Exchange, Inc.
----------------------------         -------------------------------------------
     (Title of Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant as of the close of trading on March 27, 1998 was $867,917,400. The number of shares of Common Stock outstanding as of that date was 18,794,519. For purposes of this calculation, shares of Common Stock held by directors, executive officers and shareholders whose ownership exceeds ten percent of the Common Stock outstanding on that date were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I

Item 1. Business.

GENERAL

      Enhance Financial Services Group Inc. ("Enhance Financial," and together with its consolidated subsidiaries, the "Company") is a holding company engaged, through its subsidiaries, principally in the reinsurance of financial guaranties of municipal and asset-backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analysis of complex, credit-based risks. Enhance Financial has since its inception conducted the major portion of its business through its wholly-owned financial guaranty insurance subsidiaries, Enhance Reinsurance Company ("Enhance Re") and Asset Guaranty Insurance Company ("Asset Guaranty" and together with Enhance Re, the "Insurance Subsidiaries"). The Company conducts a smaller portion of its business through other insurance and non-insurance subsidiaries and companies (including a Brazilian surety company) in which it has equity investments.
The Company expects that a significant portion of its growth will come from non-financial guaranty businesses.

      The Company's business strategy is to maintain its financial guaranty business, both primary and reinsurance and its commitment to intensive and prudent credit underwriting and conservative investment policies; to utilize its expertise in underwriting credit risks to expand and develop its other insurance businesses; and to continue to pursue its diversification efforts utilizing its credit analysis skills in areas that the Company believes have strong profit and growth potential relative to risk. As part of its diversification and global expansion efforts, the Company expects to further develop the strategic relationship with Swiss Reinsurance Company ("Swiss Re") which it initiated in 1996.

      Reinsurance of financial guaranties issued by monoline financial guaranty insurers represented 54.3% of the Company's gross premiums written for the year ended December 31, 1997. During the year ended December 31, 1997, the Company received 25.4% of the total reinsurance premiums ceded by all monoline financial guaranty insurers.

      The Company's other insurance businesses include the issuance of direct financial guaranties of smaller debt obligations, trade credit reinsurance, financial responsibility bonds and excess-SIPC/excess-ICS and related types of bonds. These other insurance businesses represent 45.7% of the Company's gross premiums written for the year ended December 31, 1997.

      The Company is also engaged in the origination, purchase, servicing and/or securitization of special assets, including winning lottery tickets, structured settlements and sub-performing/non-performing residential mortgages. The Company is continuing to expand these businesses and is diversifying its products and services into other areas that the Company believes have strong growth potential and in which the Company's strengths in credit analysis and securitization can provide a competitive advantage.

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

FINANCIAL GUARANTY INSURANCE INDUSTRY OVERVIEW

General

      Financial guaranty insurance provides an unconditional and irrevocable guaranty to the holder of a debt obligation of full and timely payment of principal and interest. In the event of a default under the obligation, the insurer has recourse against the issuer and/or any related collateral (which is a more common component in the case of insured asset-backed obligations or other non-municipal debt) for amounts paid under the terms of the policy. Payments under the insurance policy may not be accelerated by the holder of the debt obligation. Absent payment in full at the option of the insurer, in the event of a default under an insured obligation, the holder continues to receive payments of principal and interest on schedule, as if no default had occurred. Each subsequent purchaser of the obligation generally receives the benefit of such guaranty.

      The issuer of the obligation pays the premium for financial guaranty insurance either in full at the inception of the policy or, less commonly, in installments on an annual basis. Premium rates are typically calculated as a percentage of either the principal amount of the debt or total exposure (principal and interest). Rate setting reflects such factors as the credit strength of the issuer, type of issue, sources of income, collateral pledged, restrictive covenants, maturity and competition from other insurers.

      Premiums are generally non-refundable and are earned over the life of the insured obligation. This long and relatively predictable earnings pattern is characteristic of the financial guaranty insurance industry and provides a relatively stable source of future revenues and claims-paying ability to financial guaranty insurers and reinsurers.

      There are currently four major monoline primary U.S. financial insurers:
Municipal Bond Investors Assurance Corporation ("MBIA"), AMBAC Indemnity Corporation ("AMBAC"), Financial Guaranty Insurance Company ("FGIC") and Financial Security Assurance Inc. ("FSA"). Two previous primary U.S. financial insurers, Capital Market Assurance Corporation ("CapMAC") and Construction Loan Insurance Corporation ("Connie Lee"), were acquired by MBIA in February 1998 and by AMBAC in December 1997, respectively.


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

      The following table sets forth certain information regarding new-issue long term (over one year) municipal bonds and new-issue insured long term municipal bonds, in each case issued during the years indicated:

                                                                                      New Insured Volume
                                         New                       New                  as Percent of
Year                               Total Volume (1)        Insured Volume (1)          New Total Volume
----                               ----------------        ------------------          ----------------
                                            (Dollars in billions)
1993                                  $ 292.0                    $ 107.9                     37.0%
1994                                    164.5                       61.3                     37.3
1995                                    160.3                       68.3                     42.6
1996                                    184.4                       85.2                     46.2
1997                                    220.4                      107.5                     48.8

----------
(1)   Based upon estimated data provided by The Bond Buyer, February 9, 1998.

      The overall increase in the volume of municipal bond issuance in 1997 resulted from an increase in refunding issues, which represented 26.8% of total issuance compared to 31.0% in 1996, as well as a higher amount of bonds issued for new money purposes, which increased to $140.9 billion in 1997 from $124.0 billion in 1996.

      Asset-Backed Debt Market. Asset-backed transactions or securitizations constitute a form of structured financing which are distinguished from unsecured debt issues by being secured by a specific pool of assets held by the issuing entity, rather than relying on the general unsecured creditworthiness of the issuer of the obligation. While most asset-backed debt obligations represent interests in pools of assets, such as residential and commercial mortgages and credit card and auto loan receivables, monoline financial guarantors have also insured asset-backed debt obligations secured by one or a few assets, such as utility mortgage bonds and multi-family housing bonds. While the asset-backed securities market has grown significantly in recent years, consensus estimates are lacking as to the insured volume.

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

      While reinsurance provides various benefits to the ceding company, perhaps most importantly it enables a primary insurer to write greater single risks and greater aggregate risks without contravening the capital requirements of applicable state insurance laws and rating agency guidelines. State insurance regulators allow primary insurers to reduce the liabilities appearing on their balance sheets to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicensed reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies permit such a reduction for reinsurance in an amount that depends on the claims-paying ability rating of the reinsurer. See "Insurance Regulatory Matters" and "Description of Business -- Rating Agencies."

      The principal forms of reinsurance are treaty and facultative. Under a treaty arrangement the ceding company is obligated to cede, and the reinsurer is correspondingly obligated to assume, a specified portion of a specified type of risk or risks insured by the ceding company during the term of the treaty (although the reinsurance risk thereafter extends for the life of the respective underlying obligations). Under a facultative agreement, the ceding company from time to time during the term of the agreement offers a portion of specific risks to the reinsurer, usually in connection with particular debt obligations. A facultative arrangement further differs from a treaty arrangement in that under a facultative arrangement the reinsurer oftentimes performs its own underwriting credit analysis to determine whether to accept a particular risk, while in a treaty arrangement the reinsurer generally relies on the ceding company's credit analysis. Both treaty and facultative agreements are typically entered into for an indefinite term, subject to a right of termination under certain circumstances.

      Treaty and facultative reinsurance are typically written on either a proportional or non-proportional basis. Proportional relationships are those in which the ceding company and the reinsurer share the premiums, as well as the losses and expenses, of a single risk or group of risks in an agreed percentage. In addition, the reinsurer generally pays the ceding company a ceding commission, which is typically related to the ceding company's cost of obtaining the business being reinsured. Non-proportional reinsurance relationships are typically on an excess-of-loss basis. An excess-of-loss relationship provides coverage to a ceding company to the extent that losses exceed a certain amount, in an amount up to a certain dollar limit.

      Reinsurers may also, in turn, purchase reinsurance under what are called "retrocessional agreements" to cover all or a portion of their own exposure for reasons similar to those that cause primary insurers to purchase reinsurance. See "Description of Business -- Reinsurance Ceded."

DESCRIPTION OF BUSINESS

Reinsurance of Monoline Financial Guaranty Insurers

      The Company's principal business is the reinsurance of financial guaranty insurance written by the U.S. monoline financial guaranty insurers. The Company provides reinsurance on a treaty and/or a facultative basis for such companies. See "Sources of Premiums" in this item. As of December 31, 1997, 47.3% of the Company's insurance in force attributable to the monoline financial guaranty insurers represented business underwritten on a treaty basis, with the balance being facultative. The reinsurance written by the Company is subject to a detailed underwriting review. Most of the Company's reinsurance activity is written on a proportional reinsurance basis.

      The Company believes that the reinsurance of municipal bond guaranties, which the Company expects will grow in response to the anticipated long-term growth in the municipal bond market, provides a relatively stable source of premium income for the Company. In addition, premiums received are credited as deferred premium revenue and are earned as the related risks amortize, thereby providing a relatively stable, predictable source of earned premiums.

      Premiums Ceded by Individual Primary Insurers. The following table sets forth certain information regarding premiums ceded by the monoline financial guaranty insurers to the Company in 1997, 1996 and 1995:

                                                    Year Ended December 31,
                   -------------------------------------------------------------------------------------------
                               1997                           1996                           1995
                               ----                           ----                           ----
                       Gross                          Gross                          Gross
Primary               Premiums      Percent of       Premiums      Percent of       Premiums      Percent of
Insurer                Ceded          Total           Ceded          Total           Ceded          Total
-------                -----          -----           -----          -----           -----          -----
                                                  (Dollar amounts in millions)
AMBAC                $  9.8            16.7%        $  9.4            16.5%         $19.2            34.9%
CapMAC                  8.0            13.6            6.2            10.9            3.6             6.6
CGIC (1)                --              --             --              --             1.1             2.0
Connie Lee              0.3             0.5            2.3             4.0            0.9             1.6
FGIC                    4.8             8.2            7.3            12.8            6.7            12.2
FSA                    17.3            29.4           14.0            24.6            7.2            13.1
MBIA                   18.6            31.6           17.7            31.2           16.3            29.6
                      -----           -----          -----           -----          -----           -----
Total                 $58.8           100.0%         $56.9           100.0%         $55.0           100.0%
                      =====           =====          =====           =====          =====           =====

----------
(1)   The corporate parent of FSA acquired CGIC in December 1995.

      Insurance Portfolio Data. The Company seeks to maintain a diversified insurance portfolio designed to spread its risk based on issuer, type of debt obligation insured and geographic concentration. The following table sets forth the distribution of the Company's reinsured monoline-guarantied obligations by bond type as of December 31, 1997.

                                                   As of December 31, 1997
                                          --------------------------------------
Type of Obligation                        Insurance in Force    Percent of Total
------------------                        ------------------    ----------------
                                             (In billions)
Municipal:
    General obligation/tax supported...      $  18.8                  31.3%
    Water/sewer/electric/gas ..........         10.3                  17.1
    Health care .......................          6.8                  11.3
    Airports/transportation ...........          6.8                  11.3
    Housing revenue ...................          1.5                   2.5
    Other (2) .........................          2.4                   4.0
                                               -----                 -----

       Total municipal ................         46.6                  77.5
                                               -----                 -----

Non-municipal
    Consumer obligations ..............          6.8                  11.3
    Investor-owned utilities ..........          3.4                   5.7
    Commercial mortgage ...............          0.2                   0.3
    Other (3) .........................          3.1                   5.2
                                               -----                 -----

       Total non-municipal ............         13.5                  22.5
                                               -----                 -----

       Total ..........................        $60.1                 100.0%
                                               =====                 =====

----------
(1) Represents the Company's proportionate share of the aggregate outstanding principal and interest payable on such insured obligations.

(2) Represents other types of municipal obligations, none of which individually constitutes a material amount or percentage of the Company's insurance in force.

(3) Includes $1.3 billion collateralized by corporate debt obligations. The balance represents other types of assets which collateralize obligations reinsured by the Company, none of which individually constitutes a material amount or percentage of the Company's insurance in force.

      The following table identifies by issuer the Company's ten largest single-risk insurance in force amounts outstanding as of December 31, 1997 and the credit rating assigned by Standard & Poor's as of that date (in the absence of financial guaranty insurance) to each such issuer:

                                                                                      Insurance in Force as
Credit                                 Credit Rating            Obligation Type        of December 31, 1997
------                                 -------------            ---------------        --------------------
                                                                                           (In millions)
New York City Municipal Water
   Finance Authority..............          A+                    Water & Sewer               $891.6
New York City, NY.................          BBB+               General Obligation              670.9
State of California...............          A+                 General Obligation              621.6
Commonwealth of
   Puerto Rico....................          A                  General Obligation              611.7
Dade County, Florida Water &
   Sewer System...................          A                     Water & Sewer                602.7
Houston, TX Combined Water &
   Sewer System...................          A-                    Water & Sewer                598.1
Massachusetts Turnpike
   System.........................          A+                   Transportation                508.5
Commonwealth of
   Massachusetts..................          A+                 General Obligation              468.4
Nassau County, NY.................          A-                 General Obligation              465.6
Public Service Elec. & Gas of
   New Jersey.....................          BBB+             Investor Owned Utility            446.7

      The following table sets forth the distribution by state of the Company's insurance in force in connection with its reinsurance of monoline-guarantied obligations as of December 31, 1997:

                                            As of December 31, 1997
                                 ----------------------------------------------
Jurisdiction                     Insurance in Force        Percent of Portfolio
------------                     ------------------        --------------------
                                    (In billions)
California......................        $7.8                     13.0%
New York........................         6.2                     10.3
Florida.........................         4.1                      6.8
Texas...........................         3.7                      6.2
Pennsylvania....................         2.9                      4.8
New Jersey......................         2.6                      4.3
Illinois........................         2.5                      4.2
Massachusetts...................         2.3                      3.8
Puerto Rico.....................         1.6                      2.7
Ohio............................         1.5                      2.5
Other (1).......................        24.9                     41.4
                                       -----                    -----
         Total..................       $60.1                    100.0%
                                       =====                    =====

----------

(1) Includes $10.5 billion related to pooled or foreign credits for which specific allocation by state is not available. The balance represents all remaining states, the District of Columbia and several foreign countries, in which obligations insured and reinsured by the Company arise, none of which individually constitutes a material portion of the Company's insurance in force.

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

      The Company conducts periodic detailed reviews of each monoline primary carrier with which it does treaty or facultative business. That review entails an examination of the primary insurer's operating, underwriting and surveillance procedures; personnel; organization and existing book of business, as well as the primary insurer's underwriting of a sample of business assumed under the treaty. Facultative transactions are reviewed individually under procedures adopted by the Company's credit committee. Any underwriting issues are discussed internally by the Company's credit committee and with the primary insurer's personnel.

      Moreover, the Company relies on ongoing oversight by its credit committee to avoid undue exposure concentration in any given type of obligation or geographic area. Moreover, the ceding insurer is typically required to retain at least 25% of the exposure on any single risk assumed.

      Limitations on the Company's single-risk exposure derive from state insurance regulation, rating agency guidelines and internally established criteria. The primary factor in determining single-risk capacity is the class or sector of business being underwritten. For municipal credits, the Company has self-imposed single-risk guidelines which range widely, depending upon the perceived risk of default of the municipal obligation reinsured. For asset-backed transactions, the Company's single-risk guidelines generally follow state insurance regulation limitations, as well as self-imposed single risk and cumulative servicer-related risk guidelines. On individual underwritings, the Company's credit committee may limit the allocation of capacity to an amount below that allowed by the single-risk guidelines noted above.

      The Company's surveillance procedures include reviews of those exposures assumed as a reinsurer as to which it may have concerns. The Company also maintains regular communication with the surveillance departments of the ceding primary insurers.

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

      In writing these other insurance lines of business, the Company utilizes its expertise in evaluating complex credit-based risks. These businesses represent 45.7% of the Company's gross premiums written for the year ended December 31, 1997, compared to 40.0% for the year ended December 31, 1996. The Company's business strategy is to expand and develop further these other insurance lines, which the Company believes have strong profit and growth potential and where the Company's expertise can be utilized.

      Premiums in respect of certain of the Company's other insurance businesses are earned over a significantly shorter period than those in respect of the Company's monoline reinsurance business. The Company's ability to realize consistent levels of earned premiums in these insurance businesses will therefore depend on its ability to write consistent levels of new insurance.

      The following tables set forth certain information concerning the Company's other insurance businesses as of December 31, 1997 and for the year then ended:

Category of Other Insurance Business                 Insurance in Force*
                                                   As of December 31, 1997
                                                   -----------------------
                                                        (In billions)
Municipal bonds - direct.........................           $3.5
Multi-family housing-backed financings...........            0.3
Financial responsibility bonds...................            0.3
Other financial guaranty.........................            0.2
                                                            ----
         Total                                              $4.3
                                                            ====

----------
* Does not include insurance in force pursuant to the excess-SIPC/excess-ICS program and credit reinsurance described below in this section.

                                               Year Ended December 31, 1997
                                            ----------------------------------
                                            Net Premiums
Category of Other Insurance Business          Written         Premiums Earned
------------------------------------          -------         ---------------
                                                      (In millions)
Credit reinsurance........................     $19.5                $19.2
Excess-SIPC/excess-ICS and other..........      12.2                  8.5
Municipal bonds - direct..................       9.0                  4.0
Financial responsibility bonds............       3.3                  3.8
                                               -----                -----
       Total                                   $44.0                $35.5
                                               =====                =====

      Municipal bonds. The Company writes municipal bond insurance as a primary insurer in certain transactions where the financial guaranty monoline primary insurers generally elect not to participate. This writing is focused on various market sectors including tax-backed obligations, infrastructure revenue bonds, healthcare bonds, higher education bonds and municipal lease obligations. Each such issue, subsequent to its being insured, are reviewed by Standard & Poor's and Duff & Phelps, which determine the credit quality of the issue and, after their review, report their findings to the Company.

      Credit Reinsurance. Credit reinsurance protects sellers of goods under certain circumstances against non-payment of the receivables they hold from buyers of those goods. The Company covers receivables both where the buyer and seller are in the same country as well as cross-border receivables. Sometimes in the latter instance, the coverage extends to certain political risks (foreign currency controls, expropriation, etc.) which interfere with the payment from the buyer.

      As of December 31, 1997, Enhance Financial owned an indirect 36.5% equity interest (representing 55% of the voting interest) in Exporters Insurance Company Ltd. ("Exporters"), an insurer of domestic and foreign trade receivables for multinational companies. The Company provides significant reinsurance capacity to this joint venture on a proportional quota-share basis.

      The Company is a member-reinsurer, together with Great American Insurance Company, of the Foreign Credit Insurance Association ("FCIA"), which guaranties export financing for transactions between exporters and foreign purchasers.

      In addition, the Company participates in proportional and non-proportional reinsurance treaties with approximately 20 credit insurers, frequently in Europe. The largest relationships in terms of premiums are with the FCIA (domiciled in the United States) and the Euler Group (major subsidiaries domiciled in France, Belgium, the Netherlands, the United Kingdom and the United States).

      Financial Responsibility Bonds. The Company owns a controlling equity interest in Van-American Insurance Company ("Van-Am"), which writes reclamation bonds for the coal mining industry, generally in strip mining ventures, and surety bonds covering the closure and post-closure obligations of landfill operators. Asset Guaranty reinsures the reclamation bonds for the coal mining industry issued by Van-Am on both a treaty and facultative basis and surety bonds for landfill operators issued by Van-Am on a facultative basis only.

      Excess-SIPC/Excess-ICS. The Company writes surety bonds for the protection of customers of large securities brokers against the loss of securities in their brokerage accounts in the event of the broker's insolvency and liquidation. Bonds issued under this program typically provide coverage for loss per account in excess of the $500,000 in the case of loss covered by the U.S.-government-established Securities Investor Protection Corporation ("SIPC"), or 48,000 pounds sterling (approximately $79,000) in the case of loss covered by the U.K.-government-established Investors Compensation Scheme ("ICS"). Bonds issued under this program generally provide coverage for customers of United States-domiciled and United Kingdom-domiciled securities brokers, including customers of their affiliated securities brokerage concerns domiciled in other countries which clear transactions through them. Customers in the latter category are entitled to payment for covered losses only upon the insolvency and liquidation of the U.S.- or U.K.-domiciled broker clearing their account. The coverage is offered only to members of the securities brokerage community that meet specific financial, legal and operating criteria established by the Company.

      Although the dollar value of customer account assets protected by the Company's excess-SIPC/excess-ICS policies totals in the billions, the Company's estimated exposure is considerably lower. Losses in a brokerage account occur only to the extent, if any, a covered broker-dealer becomes insolvent and securities are missing and the individual customer losses, which are prorated among all the customers of that broker-dealer, exceed the applicable deductible amount, which ranges from $500,000 for losses covered by SIPC, or 48,000 pounds sterling for losses covered by ICS. As part of its underwriting process, the Company reviews the operations and exposure amounts of each broker-dealer applying for coverage and calculates a maximum loss based on the normal day-to-day operational exposures of that broker-dealer.

      Underwriting Process and Surveillance. The underwriting criteria applied in evaluating a given issue for primary insurance coverage and the internal procedures (for example, credit committee review) for approval of the issue are substantially the same as for the underwriting of reinsurance. See "Reinsurance of Monoline Financial Guaranty Insurers -- Underwriting Staffing, Policies and Procedures." The entire underwriting responsibility rests with the Company as the primary insurer. As a result, the Company participates more actively in the structuring of the transaction than it does as a reinsurer. The Company conducts, in most cases annually, in-depth surveillance of issues insured as a primary.

Other Businesses and Investments

      The Company owns the entire interest in Singer Asset Finance Company, L.L.C. ("Singer"), having acquired its partner's 50% interest in 1997. Conducting business from New York City and Boca Raton, Florida offices, Singer purchases from individuals state lottery prizes, structured settlement payment rights and other long-term payment streams. Working with leading financial institutions, Singer securitizes lottery prizes and structured settlement payment streams, i.e., sells pools of such assets into the securities market.

      In 1996, in furtherance of its diversification effort, the Company formed Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a New York City-based joint venture in which the Company and Mortgage Guaranty Insurance Corporation ("MGIC"), a leading U.S. provider of private mortgage insurance coverage, each own approximately 48% interests. Integrating modeling, analytic and securitization skills and specialty servicing capabilities, C-BASS evaluates, purchases, services and securitizes assets in the large market of sub-performing and non-performing residential mortgages.

      Both Singer and C-BASS, which are larger scale opportunities than the Company's previous diversification activities, utilize the Company's strategic relationships and its core skills in complex credit analysis and securitization.

      In November 1997, the Company and Swiss Re, respectively, acquired 25% equity interests in Seguradores Brasilieras de Fiancas ("SBF"), one of Brazil's largest surety companies. The remaining interest in SBF is held by Banco Pactual, S.A., one of Brazil's largest investment banks. The terms of the joint venture call for the expansion of SBF in the Latin American insurance and other credit-related markets and opportunities.

Sources of Premiums

      The following table sets forth certain information regarding insurance business assumed and written by the Company:

                                                            Year Ended December 31, 1997
                           ------------------------------------------------------------------------------------------
                                                                                           Premiums
                                                                        Gross Premiums    Earned as
                                                                          Written as      Percent of
                               Gross          Net                         Percent of        Total      Premium Earned
                             Premiums       Premiums      Premiums       Total Gross       Premiums    as Percent of
   Sources of Premiums        Written       Written        Earned      Premiums Written     Earned     Total Revenues
   -------------------        -------       -------        ------      ----------------     ------     --------------
                                     (Dollars in millions)
Financial guaranty
     reinsurance
     AMBAC............        $  9.8        $  9.3         $  5.9            9.1%              6.9%          3.5%
     CapMAC...........           8.0           8.0            4.1            7.4               4.7           2.4
     Connie Lee.......           0.3           0.3            2.4            0.3               2.8           1.4
     FGIC.............           4.8           4.7            8.9            4.4              10.4           5.2
     FSA..............          17.3          16.9           10.9           16.0              12.8           6.4
     MBIA.............          18.6          17.5           17.0           17.2              19.9          10.0
Other insurance (1)...          49.4          44.0           36.5           45.6              42.7          21.4
XOL Retrocessions.....           --           (0.2)          (0.2)           --               (0.2)         (0.1)
                              ------        ------          -----          -----             -----         -----
                              $108.2        $100.5          $85.5          100.0%            100.0%         50.2%
                              ======        ======          =====          =====             =====         =====

----------

(1) Includes business written by the Company as a primary insurer. For the year ended December 31, 1997, no single primary insurer included in "Other insurance" provided greater than 4.2%, 4.5% and 5.3% of gross premiums written, net premiums written and premiums earned, respectively.

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

      The Company is a party to treaty agreements with all major monoline primary insurers except one, which terminated its treaty with the Company in 1997, and it has facultative agreements with active monoline primary insurers. The Company's treaty and facultative agreements usually are entered into for an indefinite term, subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal or (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with the New York Insurance Law (the "Insurance Law") and, in the case of the agreements with the primary monoline insurers, to maintain a specified claims-paying ability rating for the particular Insurance Subsidiary. Upon termination under the conditions set forth in (ii) above, the Company may be required to return to the primary insurer all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement.

      Of the Company's aggregate monoline reinsurance exposure of $60.1 billion as of December 31, 1997, $31.7 billion, or 52.7%, was derived through its treaty relationships with the primary insurers.

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

      At December 31, 1997, the Company had established $31.0 million in net reserves for losses and LAE (of which $18.5 million comprised incurred but not reported and non-specific reserves). The following table sets forth certain information regarding the Company's loss experience for the years indicated:

                                                                 Year Ended December 31,
                                               -------------------------------------------------------------
                                                      1997                 1996                 1995
                                                      ----                 ----                 ----
                                                                      (In millions)
Net reserve for losses and LAE beginning of
year.........................................        $26.2                $29.0                $26.7
Net provision for losses and LAE
    Occurring in current year ...............          6.0                  6.1                  3.5
    Occurring in prior years ................          3.8                  3.1                  6.0
                                                     -----                -----                  ---
         Total ..............................          9.8                  9.2                  9.5
                                                     -----                -----                  ---


Net payments for losses and LAE
   Occurring in current year ................          0.7                  0.6                  2.7
   Occurring in prior years .................          4.3                 11.3                  4.6
                                                     -----                -----                -----
         Total ..............................          5.0                 11.9                  7.3
                                                     -----                -----                -----

Net reserve for losses and LAE at end of
year.........................................        $31.0                $26.3                $28,9
                                                     =====                =====                =====

      In 1997, 1996 and 1995 the Company recorded losses of $8.1 million, $7.3 million and $6.1 million, respectively, in connection with its credit and surety businesses, commensurate with the continued growth in premiums written from these businesses.

      The Company believes that the reserves for losses and LAE, including the case and non-specific reserves, are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates.

Investments and Investment Policy

      The Company's investment portfolio is managed with a view to maximizing after-tax performance. While the Company allocates much of its portfolio to four external specialty managers, a portion of the portfolio consisting of privately placed securities and municipal bonds is managed internally. All investments are guided by the Company's general investment objectives and policies, including guidelines relating to average maturities and quality, which are periodically reviewed and revised as appropriate. The investment policies are designed to achieve diversification of the portfolio and generally to preclude investments in obligations insured by the Company. Investments are almost entirely fixed income securities, with a mix of taxable and tax-exempt investments looking to maximize the net income of the Company.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies all securities at the time of purchase as either "held to maturity" or "available for sale." Securities held to maturity are those securities which the Company intends and has the ability to hold until maturity and are carried at amortized cost. All other fixed maturity securities are classified as available for sale, are carried at fair value and may be sold in response to changes in interest rates, prepayment risk, payment of losses and other factors. Unrealized gains and losses, net of taxes, on the available-for-sale portfolio are charged or credited to shareholders' equity.

      The Company internally manages and controls invested assets representing approximately 61.8% of the book value of the investment portfolio at December 31, 1997. The Company intends to hold 24.9% (based on carrying value) of its invested assets to maturity, and, accordingly, in accordance with SFAS No. 115, they are accounted for on an amortized cost basis.

      The following tables set forth certain information concerning the types of investments and maturities composing the investment portfolio of the Company.

                                                As of December 31, 1997
                                          -------------------------------------
                                                               Weighted Average
           Investment Category (1)        Carrying Value (2)       Yield (3)
           -----------------------        ------------------       ---------
                                           (in millions)
Fixed Maturities, held to maturity
   Private placements...................       $ 105.1               8.94%
   Municipal obligations - tax exempt ..          97.0               6.65
   Corporate securities.................           5.8               8.17
   U.S. Government obligations .........           2.5               6.65
                                                 -----
     Total..............................         210.4               7.99
                                                 -----

                                                As of December 31, 1997
                                          -------------------------------------
                                                               Weighted Average
           Investment Category (1)        Carrying Value (2)       Yield (3)
           -----------------------        ------------------       ---------
                                           (in millions)
Fixed maturities, available for sale
   Municipal obligations - tax exempt...       439.1                  5.57
   Mortgage-backed securities...........        73.7                  7.58
   Corporate securities.................        46.9                  7.18
   Foreign securities...................        35.4                  7.58
   U.S. Government obligations .........        13.0                  6.20
                                               -----
     Total..............................       608.1                  6.07
                                               -----

Short-term investments (4)..............        56.5                  5.14
Common stocks...........................         0.8                  8.57
                                              ------

     Total Investments..................      $875.8                  6.49%
                                              ======

----------
(1) Excludes investment in affiliates and other invested assets. See Note 5 of Notes to Consolidated Financial Statements.

(2) Investments in fixed maturities in the held-to-maturity portfolio are carried at amortized cost. Investments in fixed maturities in the available-for-sale portfolio are carried at market value. Short-term investments are carried at cost, which approximates their market values. Common stocks are carried at market value. Unrealized gains and losses on fixed maturities available for sale and common stocks are reflected in shareholders' equity net of tax.

(3) Represents yield to maturity on fixed maturities and current yield on common stocks and certain short-term investments. All amounts are stated on a pre-tax basis.

(4) Includes $5.7 million of cash and cash equivalents as of December 31, 1997.

            Maturity of Fixed Maturities                      Carrying Value as of December 31, 1997
            ----------------------------                      --------------------------------------
                                                                          (In thousands)
Held to Maturity (1)
     Due in one year or less...........................                    $ 18.8
     Due after one year through five years ............                      80.8
     Due after five years through ten years............                      79.0
     Due after ten years...............................                      31.8
                                                                           ------
              Total(2).................................                    $210.4
                                                                           ======
Available for Sale (3)
     Due in one year or less...........................                    $  7.9
     Due after one year through five years ............                      26.7
     Due after five years through ten years ...........                     167.6
     Due after ten years...............................                     405.9
                                                                           ------
              Total(4).................................                    $608.1
                                                                           ======

----------
(1) The weighted average maturity of the portfolio is estimated to be 4.9 years as of December 31, 1997.

(2) Investments in fixed maturities in the held-to-maturity portfolio are carried at amortized cost. Total market value as of December 31, 1997 of fixed maturities, held to maturity, was $219.8 million.

(3) The weighted average maturity of the portfolio as of December 31, 1997 is estimated to be 13.3 years.

(4) Investments in fixed maturities in the available-for-sale portfolio are carried at market value. Total amortized cost of fixed maturities, available for sale, as of December 31, 1997 was $577.4 million.

      The Company has an investment policy of maintaining an investment portfolio having a weighted average credit rating of not lower than AA. The Company's adherence to these policies is reflected in the following table setting forth certain information concerning the rating of the Company's investments by Standard & Poor's.

                                          Percent of Investment Portfolio
Rating                                        As of December 31, 1997
------                                        -----------------------

AAA (1) ................................              43.5%
AA .....................................              34.5%
A  .....................................              17.8%
Other (2) ..............................               4.2%

----------
(1) Includes U.S. Treasury and agency obligations, which constituted 7.8% of the total portfolio as of December 31, 1997.

(2) Consists of common stock, unrated securities and securities rated less than A.

Reinsurance Ceded

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

      Enhance Re is party to an excess-of-loss reinsurance agreement with Hannover Ruckversicherungs AG ("Hannover Re") under which it will be entitled, subject to certain conditions, to draw from Hannover Re up to $25 million under certain circumstances. The agreement has a term of one year and is cancelable annually at the option of either party, except that the Company has the option to force a seven-year run-off period. Hannover Re is a German reinsurance company which has a claims-paying ability rating from Standard & Poor's of AA+.

      Gross written premiums of $7.6 million were ceded or retroceded by the Insurance Subsidiaries to unaffiliated companies in 1997, of which amount 49.0% was paid to insurance companies having AAA claims-paying ability ratings from Standard & Poor's.

Marketing

      Most of the Company's business derives from relationships it has established and maintains with primary insurance companies. These relationships provide business for the Company in the following major areas: (1) reinsurance for municipal bonds and asset-backed securities (in which area the Company currently has either treaty or facultative agreements with all the monoline primary companies); (2) credit reinsurance (in which the Company collected premiums from 20 credit insurers in 1997, primarily domiciled in Europe); and
(3) affiliated-company reinsurance (including Exporters and FCIA).

      The Company markets directly to the monoline insurers writing credit enhancement business and has direct relationships with its affiliated primary insurers. Specialist reinsurance intermediaries, most of which are located in London, usually present to the Company reinsurance opportunities in the credit insurance sector. These brokers work with the Company's marketing personnel in introducing the Company to the primary credit insurance markets and in structuring reinsurance to meet the needs of the primary insurers. Intermediaries are typically compensated by the reinsurer based on a percentage of premium assumed, which varies from agreement to agreement.

      The Company markets its excess SIPC/excess ICS polices through specialist intermediaries. These brokers work with the Company's marketing personnel in introducing the Company to large securities brokers to meet the needs of such securities brokers. These brokers are typically compensated by the Company based on a percentage of premium collected, which varies from agreement to agreement.

Competition

      Reinsurance of Monoline Financial Guaranties. The Company is subject to direct competition from one other U.S. company, Capital Reinsurance Company ("Capital Re"), and one foreign company, Axa Reassurance Finance S.A. ("Axa Re"), specializing in the reinsurance of financial guaranty insurance. These entities, together with the Company, provide most of the reinsurance capacity for the monoline financial guaranty primary insurers, particularly with respect to facultative insurance. In addition, a new Bermuda-based financial guaranty reinsurer, RAM Reinsurance Co. Ltd. ("RAM Re"), commenced business in February 1998. The Company believes that it and Capital Re have generally participated in roughly equal percentages in treaties with primary insurers, with AXA Re having participated to a significantly lesser extent.

      Almost all U.S. multiline insurers have declined to participate in this reinsurance market, a decision which the Company ascribes primarily to their lack of the special expertise and underwriting skills necessary for this line of reinsurance. However, several foreign insurers and reinsurers in addition to Axa Re and RAM Re do compete with the Company on both treaty and facultative bases in the provision of reinsurance for municipal and asset-backed transactions. Certain of these are companies with which some of the U.S. primary financial guaranty insurers have formed strategic alliances.

      Competition in the financial guaranty reinsurance business is based upon many factors, including overall financial strength, pricing, service and evaluation by the rating agencies of claims-paying ability. The agencies allow credit to a ceding primary insurer's capital requirements and single-risk limits for reinsurance ceded in an amount which is a function of the claims-paying ability rating of the reinsurer. See "Rating Agencies". The Company believes that competition from multiline reinsurers and new monoline financial guaranty insurers will continue to be limited due to (a) the declining number of multiline insurers with the requisite financial strength and (b) the barriers to entry for new reinsurers posed by state insurance law and rating agency criteria governing minimum capitalization.

      Financial guaranty reinsurance also faces competition from other forms of credit enhancement including letters of credit, credit derivatives and other securitized structures, provided by foreign banks and other financial institutions, some of which are governmental entities or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. However, these credit enhancements generally do not qualify as capital for state regulatory purposes, nor do they constitute credit against specific liabilities which would allow the primary insurer greater single-risk capacity.

      Other Insurance Businesses. The Company believes that there are a number of direct competitors of the Company in its other insurance businesses, some of which have greater financial and other resources than the Company. The Company has limited its activities in these market areas to those activities which are not served by the Company's financial guaranty monoline primary insurer clients. As a primary insurer, the Company writes insurance on those municipal bonds with respect to which such primary insurers have generally declined to participate because of the size or complexity of such bond issuances relative to the anticipated returns. The Company also serves as a reinsurer for certain specialty primary insurers which are not monoline financial guaranty insurers, in which the Company has significant equity interests or is otherwise a participant. Such reinsurance accounted for 6.2% of the Company's gross premiums written in 1997. These specialty primary insurers are themselves subject to competition from other primary insurers, many of which have greater financial and other resources.

Rating Agencies

      The rating agencies allow credit to a ceding primary insurer's capital requirements and single-risk limits for reinsurance ceded in an amount depending on the claims-paying ability rating of the reinsurer. The rating criteria used by the rating agencies focus on the following factors: capital resources, financial strength and, primarily in the case of a reinsurer whose common equity is not publicly traded, commitment of the reinsurer's institutional stockholders; demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations; and a minimum policyholders' surplus comparable to primary company requirements, with initial capital sufficient to meet projected growth as well as access to such additional capital as may be necessary to continue to meet standards for capital adequacy. As part of their rating process, Standard & Poor's, Moody's and Duff & Phelps test the capital adequacy of the Insurance Subsidiaries by subjecting them to a "worst-case depression scenario." Expected losses over a depression period are established by applying capital charges to the existing and projected insurance portfolio.

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

      The Company's ability to continue engaging in certain specialty insurance businesses, principally insurance of municipal bonds, could be materially adversely affected by a downgrade in Asset Guaranty's rating by Standard & Poor's or Duff & Phelps. See "Specialty Insurance Businesses" in this section.

Data Processing

      The Company believes that its data processing system is adequate to support its current needs and has the capacity to support a greater volume of reinsurance business. The Company completed a significant upgrade of its technology infrastructure in 1997, updating and modernizing its hardware, software and network. This modernization program provides a more reliable and resilient information technology environment. The Company has also improved the speed, security and accessible volume of information available to the Company. The Company also embarked in 1997 on application development programs that will provide operational support to many departments. One of the ultimate objectives of the major application development programs is to restructure, streamline and strengthen the Company's databases.

Employees

      As of March 6, 1998, the Company had 232 employees. None of the employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

INSURANCE REGULATORY MATTERS

Financial Guaranty Insurance Regulations

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

      The Insurance Subsidiaries are required by New York and each other jurisdiction in which they are licensed to make various filings, including quarterly and annual financial statements prepared in accordance with statutory accounting practices, with those jurisdictions and with the National Association of Insurance Commissioners (the "NAIC").

      The Insurance Law requires that each financial guaranty insurer and reinsurer maintain both a reserve for unearned premiums and for known incurred losses (similar to the reserve described in "Description of Business -- Loss Experience" in this section) and a special, formulaically derived "contingency reserve" to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. As of December 31, 1997, the statutory contingency reserves of the Insurance Subsidiaries aggregated $171.7 million. Each calculated reserve may be drawn on with the approval of the New York Insurance Department (the "Department") under specified but limited circumstances.

      The Insurance Law establishes single-risk limits applicable to all obligations insured by a single entity and backed by a single revenue source and aggregate risk limits on the basis of aggregate net liability and policyholders' surplus requirements. The Insurance Law also regulates the types of securities in which the Insurance Subsidiaries may invest their minimum policyholders' surplus and imposes restrictions on the amount of dividends that the Insurance Subsidiaries may pay. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters -- Dividend Policy."

      The Company believes that each of Enhance Financial and the Insurance Subsidiaries is in material compliance with all applicable laws and regulations of the State of New York pertaining to its business and operations.

      The Insurance Subsidiaries are also subject to the insurance laws in each jurisdiction in which they are licensed to transact insurance. Reinsurance activities are generally not directly regulated by state law, but are generally subject to limited indirect regulation in most states through the regulation of ceding primary insurers domiciled in those states.

Insurance Holding Company Regulations

      Enhance Financial, as the parent, and the Insurance Subsidiaries, as controlled insurers, are subject to regulation under the insurance holding company laws of New York, which require the Insurance Subsidiaries to register with the Department and to file with it certain informational reports.

      State holding company laws also require prior notice or regulatory approval of direct or indirect changes in control of an insurer or its holding company and of certain material intercorporate transfers within the holding company structure. Upon obtaining control, the acquiror would become subject to various ongoing regulatory requirements in New York and certain other states.

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

NAIC/IRIS Ratios

      The NAIC developed the Insurance Regulatory Information System primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. The system identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from these "usual values" on four or more of the ratios can lead to inquires from individual state insurance commissioners as to certain aspects of an insurer's business. The values of such ratios of the Insurance Subsidiaries fell within these "usual values" except for the liabilities to liquid assets ratio for Enhance Re. This one ratio fell outside the "usual value" as a result of an increase in funds held by or deposited with reinsured companies.

Accreditation

      The NAIC has instituted the Financial Regulatory Accreditation Standards Program ("FRASP") in response to federal initiatives to regulate the business of insurance. FRASP provides standards intended to establish effective state regulation of the financial condition of insurance companies. FRASP requires states to adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become "accredited." In accordance with the NAIC's Model Law on Examinations, accredited states are not permitted to accept certain financial examination reports of insurers prepared solely by the insurance regulatory agency in states not accredited by January 1, 1994. Although the State of New York is not accredited, no states where the Insurance Subsidiaries are licensed have refused to accept the Department's Reports on Examination for the Insurance Subsidiaries. However, there can be no assurance that, should the Department remain unaccredited, other states that are accredited will continue to accept financial examination reports prepared solely by New York. The Company does not believe that the refusal by an accredited state to continue accepting financial examination reports prepared by New York, should that occur, will have a material adverse impact on the Company's insurance businesses.

Item 2. Properties.

      The Company, excluding Singer and Van-Am, occupies 40,550 square feet of office space comprising its executive offices at 335 Madison Avenue, New York, New York pursuant to a sublease expiring April 2000. Singer occupies 2,165 square feet of office space at the same address pursuant to a sublease expiring August 1999 and 25,000 square feet of office space at 700 Banyan Trail Road, Boca Raton, Florida pursuant to a lease expiring August 2005. Van-Am occupies 6,300 square feet of office space at 167 East Main Street, Lexington, Kentucky pursuant to a lease expiring December 1999.

Item 3. Legal Proceedings.

      The Company is not a party, nor is any of its property subject, to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Securityholders.

      Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

SHARE INFORMATION

      The following table sets forth the high and low sales prices for the Common Stock for the calendar quarters indicated as reported in the New York Stock Exchange consolidated transaction system:

                                                       High             Low
                                                       ----             ---
      1996
                  1st quarter......................   $27-7/8         $23-1/8
                  2nd quarter......................    29-3/4          26
                  3rd quarter......................    33-1/8          26-1/2
                  4th quarter......................    36-1/2          32-3/8
      1997
                  1st quarter......................   $39-1/2         $34-1/4
                  2nd quarter......................    45-3/16         37-5/8
                  3rd quarter......................    56              44
                  4th quarter......................    62-1/8          49-1/8
      1998
                  1st quarter (through March 27)...   $70             $52

      As of March 27, 1998, there were 95 holders of record of the Common Stock.

DIVIDEND POLICY

      Enhance Financial paid an aggregate dividend of $0.44 per share in 1997, and the board of directors, having decided not to increase the dividend for 1998, declared a dividend in the first quarter of 1998 of $0.11 per share. The amount of dividends payable in the future will be reviewed periodically by the board of directors in light of the Company's earnings, financial condition and capital requirements. The declaration and payment of dividends are subject to the discretion of the board of directors of Enhance Financial, and there is no requirement or assurance that dividends will be paid.

      Enhance Financial's ability to pay dividends as well as its operating, debt service and other expenses depends upon the ability of the Insurance Subsidiaries to pay dividends to Enhance Financial and is subject to restrictions contained in an agreement relating to Enhance Financial's indebtedness. The Insurance Subsidiaries' ability to pay dividends to Enhance Financial is subject to restrictions contained in the Insurance Law. The Company expects that such restrictions will not affect the ability of such subsidiaries to declare and pay dividends sufficient to support the payment of dividends by Enhance Financial consistent with the practice adopted in recent years. Enhance Financial is limited by the agreements relating to indebtedness in its ability to pay dividends under certain circumstances. As of December 31, 1997, up to $14.4 million was available for the payment of dividends to Enhance Financial by the Insurance Subsidiaries without the prior approval of the insurance regulatory authorities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 of Notes to Consolidated Financial Statements.

Item 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION.

        The following table presents selected historical consolidated financial information derived from the historical consolidated financial statements of the Company as of and for each of the years in the five-year period ended December 31, 1997. This information should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        Year Ended December 31,
                                            -----------------------------------------------
                                            1997      1996      1995        1994       1993
                                            ----      ----      ----        ----       ----
                                                (Dollars in millions except per share and
                                                             percentage amounts)
Statement of Income Data:
Gross premiums written..................... $108.2    $ 98.6    $ 87.2      $ 85.1   $ 89.8
Net premiums written ......................  100.5      95.7      83.0        80.7     86.6
Premiums earned............................   85.4      77.4      63.0        61.8     59.6
Assignment sales...........................   29.2         -         -           -        -
Net realized gains (losses) on
  sale of investments......................     .7       4.0       3.5        (5.8)    16.6
Net investment income (1)..................   50.6      47.5      44.2        38.2     32.2
Total revenues.............................  170.4     131.6     112.5        95.7    109.7
Income before income taxes.................   94.0      76.4      63.8        32.7     50.3
Net income.................................   68.8      55.7      47.3        26.6     38.0
Basic earnings per share...................   3.71      3.12      2.73        1.49     2.09
Diluted earnings per share.................   3.56      3.04      2.73        1.49     2.09
Diluted operating earnings per share (2)...   3.54      2.91      2.58        1.71     1.51

Selected Financial Ratios (3)
Loss ratio.................................   11.4%     11.9%     15.1%       37.0%    37.0%
Insurance expense ratio....................   50.3%     49.2%     50.9%       55.5%    53.8%
Combined ratio.............................   61.7%     61.1%     66.0%       92.5%    90.8%

                                                        Year Ended December 31,
                                            -----------------------------------------------
                                            1997      1996      1995        1994     1993
                                            ----      ----      ----        ----     ----
                                             (Dollars in millions except per share amounts)
Balance Sheet Data:
Investment portfolio (4)..................  $875.9    $797.1    $749.2      $639.9   $622.3
Total assets.............................. 1,147.5     983.4     886.0       749.4    725.0
Deferred premium revenue..................   281.3     266.2     248.1       227.9    209.0
Total liabilities.........................   566.1     495.1     462.0       389.1    360.6
Total shareholders' equity................   581.4     488.3     423.9       360.3    364.5
Book value per share......................   31.10     27.03     24.59       20.45    20.14
Statutory Basis Reserves (5):
Contingency reserves......................  $171.7    $149.8    $120.8       $98.6    $79.4
Policyholders' surplus....................   324.2     312.0     294.5       287.6    300.0
                                           -------   -------   -------     -------  -------
Qualified statutory capital...............   495.9     461.8     415.3       386.2    379.4
Unearned premiums.........................   345.7     323.2     298.2       269.8    243.0
Losses and LAE reserves...................    22.5      17.7      22.0        19.5      5.8
                                           -------   -------   -------     -------  -------
Total policyholders' reserves.............  $864.1    $802.7    $735.5      $675.5   $628.2
                                           =======   =======   =======     =======   ======
Leverage ratio (6)........................   130:1     122:1     128:1       124:1    108:1


        (1) Excludes capital gains and losses.

        (2) Operating earnings is not a substitute for net income computed in accordance with GAAP, but is an important measure used by management, equity analysts and investors to measure the financial results of the Company.

        (3) The loss ratio is the quotient derived by dividing losses and LAE incurred by premiums earned. The expense ratio is the quotient derived by dividing underwriting and insurance related operating expenses by premiums earned. The combined ratio is the sum of the loss and expense ratios.

        (4) Excludes investment in affiliates and other invested assets. See
Note 5 of Notes to Consolidated Financial Statements for information concerning Enhance Financial's investment in affiliates.

        (5) Represents the combined financial position of the Insurance Subsidiaries presented on a statutory basis.

        (6) Represents the quotient derived by dividing net insurance in force by qualified statutory capital.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        The Company principally engages, through the Insurance Subsidiaries, in the reinsurance of financial guaranties of municipal and asset backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analyses of complex, credit-based risks. The Company's other insurance businesses involve the issuance of direct financial guaranties of smaller municipal debt obligations, trade credit reinsurance, financial resposibility bonds and excess-SIPC/excess-ICS and related type bonds. These other insurance businesses are conducted by Van-Am, a Kentucky domiciled insurer, and ERE-Bermuda, a Bermuda domiciled insurer. The Company, through its consolidated subsidiary, Singer and a partially owned affiliate, C-BASS, is also engaged in the origination, purchase, servicing and/or securitization of special assets, including lottery awards, structured settlement payments and sub-performing/non-performing residential mortgages.

        The Company's revenues consist primarily of (a) premiums earned on insurance and reinsurance contracts, (b) investment income and (c) the sale of securitized lottery awards and structured settlement payments.

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

        Gross premiums written in 1997 increased 9.7% to $108.2 million from $98.6 million in 1996. Total premium writings in 1997 benefited from a 25.2% increase in gross premiums derived from the Company's other insurance lines.

        Net premiums written increased 5.1% to $100.5 million in 1997 from $95.7 million in 1996, as a result of the increase in gross premiums partially offset by an increase in ceded premiums written from $2.9 million in 1996 to $7.6 million in 1997. The following table shows net premiums written by line of business for the periods presented:

Net Premiums Written (in millions)       1997         1996
----------------------------------       ----         ----
Municipal Reinsurance                 $  34.3      $  41.2
Non-Municipal Reinsurance                22.2         17.4
Other Insurance Lines                    44.0         37.1
                                      -------      -------
                                      $ 100.5      $  95.7
                                      =======      =======

        The Company's other insurance lines include direct bond insurance, credit reinsurance, financial responsibility, excess-SIPC/excess-ICS and other surety lines. Net premiums written from these businesses have grown from $8.6 million (15.6%) in 1991 to $44.0 million (43.8%) in 1997. The Company expects that these other insurance lines will continue to comprise a significant component of its written premiums. In connection with certain of its other insurance lines, the Company underwrites with the anticipation of higher loss levels than those associated with its core municipal and non-municipal reinsurance business. The Company takes these higher loss levels into account in determining appropriate premium rates.

        Net premiums earned grew 10.4% to $85.5 million in 1997 from $77.4 million in 1996. This growth in premiums earned was in large part attributable to increased earnings from the Company's other insurance lines as discussed in the preceding paragraph. The following table shows net premiums earned by line of business for the periods presented:

Net Premiums Earned (in millions)                   1997        1996
---------------------------------                   ----        ----
Municipal Reinsurance ......................       $37.3       $34.4
Non-Municipal Reinsurance ..................        12.6        13.0
Other Insurance Lines ......................        35.5        30.0
                                                   -----       -----
                                                   $85.4       $77.4
                                                   =====       =====

        Monoline reinsurance earned premiums increased 5.3% as a result of a $3.9 million (10.4%) growth in earned premiums before the effect of refundings. This growth was partially offset by a decrease in refunded earned premiums from $9.9 million in 1996 to $8.6 million in 1997. A refunding eliminates the Company's reinsurance exposure to the refunded obligation and, as a result, the Company recognizes in current earnings the remaining related deferred premium revenue. The growth in premiums earned also reflects the amortization of the deferred premium revenue balance which has grown to $281.3 million at year-end 1997 from $266.2 million at year-end 1996.

        Net investment income increased 6.6% to $50.6 million in 1997 from $47.5 million for 1996 reflecting the growth in invested assets in the period offset, in part, by a shift in the portfolio towards tax-exempt securities. After-tax investment income increased 9.4% in 1997 over 1996. The average yields on the Company's investment portfolio, after deducting associated costs, were 6.2% and 6.4% for the years ended December 31, 1997 and 1996, respectively. The average yields on the Company's investment portfolio on an after-tax basis, net of associated costs were 5.1% and 5.0% for the years ended December 31, 1997 and 1996, respectively. In addition, the Company realized $0.7 million and $4.0 million of net capital gains in 1997 and 1996, respectively. Net investment income is presented after deduction of both external investment management fees and internal costs associated with managing the investment portfolio.

        Assignment sales for 1997 were $29.2 million. This revenue results from Singer's operations being consolidated with the Company's, commencing
March 21, 1997.

        Incurred losses and loss adjustment expenses ("LAE") were $9.8 million in 1997 compared with $9.2 million in 1996. Of these amounts, $8.1 million and $7.3 million were incurred in connection with the Company's credit and surety businesses in 1997 and 1996, respectively. The Company believes that the reserves for losses and LAE, including case and non-specific reserves, are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed or be less than such estimates.

        The Company's insurance operating expense ratio for 1997 was 50.3% compared to 49.2% in 1996. Policy acquisition costs, which vary with and are directly related to the generation of new and renewal premiums, totaled $30.0 million and $26.7 million in 1997 and 1996, respectively, representing 35.1% and 34.5% of premiums earned in those respective periods. Other operating expenses increased to $12.2 million in 1997 from $10.5 million in 1996.

        Interest expense of $7.3 million was incurred in 1997 compared to $5.5 million in 1996 reflecting an increase in the average borrowings outstanding under the Company's line of credit under a bank credit agreement (as amended, the "Credit Agreement") in 1997 compared to 1996.

        The Company's effective tax rate was 26.8% for 1997 compared to 27.1% in 1996. The lower 1997 rate reflects the Company's strategy of migrating a greater proportion of its investment portfolio to tax-exempt securities in 1997 partially offset by an increase in income taxed at the statutory rate.

        Net income for 1997 increased 23.5% to $68.6 million from $55.7 million in 1996. On a per share basis, basic earnings per share increased 18.9% to $3.71 in 1997 from $3.12 in 1996, while diluted earnings per share increased 17.1% to $3.56 in 1997 from $3.04 in 1996. Basic operating earnings per share increased 24.2% to $3.69 in 1997, while diluted operating earnings per share increased 22.1% to $3.54 in 1997. The Company defines operating earnings as net income, less the effect of net realized capital gains and losses and foreign exchange gains and losses.

        The per-share increases were offset, in part, by the higher weighted average outstanding shares in 1997 following the issuance of 503,114 shares by Enhance Financial to acquire its partner's 50% interest in Singer and 299,496 shares in connection with the exercise of employee stock options, partially offset by the repurchase of 177,925 shares.

        The weighted average shares outstanding for 1997 was 18.53 million compared to 17.88 million for 1996.

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

        Gross premiums written in 1996 increased 13.1% to $98.6 million from $87.2 million in 1995. Total premium writings in 1996 benefited from a 19.2% increase in non-municipal reinsurance writings and a 22.8% increase in the Company's other insurance lines.

        Net premiums written increased 15.3% to $95.7 million in 1996 from $83.0 million in 1995, consistent with the increase in gross premiums discussed above. Of the Company's net premiums written in 1996, 43.0%, 18.2% and 38.8% were derived from the reinsurance of municipal bonds, the reinsurance of asset-backed debt obligations and the Company's specialty activities, respectively, compared to 47.9%, 16.3% and 35.8% in 1995.

        Net premiums earned grew 23.0% to $77.4 million in 1996 from $62.9 million in 1995. This growth in premiums earned was in large part attributable to increased earnings from the Company's other insurance lines as discussed in the preceding paragraph.

        Monoline reinsurance premiums earned increased 21.8% due, in part, to refundings which contributed $9.9 million (12.8%) of premiums earned in 1996 compared to $5.7 million (9.0%) in 1995. A refunding eliminates the Company's reinsurance exposure to the refunded obligation and as a result, the Company recognizes in current earnings the remaining related deferred premium revenue. Excluding the impact of refundings, monoline reinsurance premiums earned increased 18.0% over the prior year. The growth in premiums earned also reflects the amortization of the deferred premium revenue balance which grew to $266.2 million at year-end 1996 from $248.1 million at year-end 1995.

        Net investment income increased 7.5% to $47.5 million in 1996 from $44.2 million for 1995 consistent with the growth in invested assets in the period. The average yields on the Company's investment portfolio, after deducting associated costs, were 6.4% for 1996 and 1995. In addition, the Company realized $4.0 million and $3.5 million of net capital gains in 1996 and 1995, respectively. Net investment income is presented after deduction of both external investment management fees and internal costs associated with managing the investment portfolio.

        Incurred losses and LAE were $9.2 million in 1996 compared with $9.5 million in 1995. Of these amounts, $7.3 million and $6.1 million were incurred in connection with the Company's credit and surety businesses in 1996 and 1995, respectively. The Company believes that the reserves for losses and LAE, including case and non-specific reserves, are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed or be less than such estimates.

        The Company's insurance operating expense ratio for 1996 was 49.2% compared to 50.9% in 1995. Policy acquisition costs, which vary with and are directly related to the generation of new and renewal premiums, totaled $26.7 million and $21.1 million in 1996 and 1995, respectively, representing 34.5% and 33.4% of premiums earned in those respective periods. Other operating expenses decreased marginally to $10.5 million in 1996 from $10.6 million in 1995.

        Interest expense of $5.5 million was incurred in 1996 compared to $5.6 million in 1995.

        The Company's effective tax rate was 27.1% for 1996 compared to 25.9% in 1995. The higher 1996 rate reflected the continuing reduction in the percentage of pre-tax income represented by income from tax-exempt assets. This impact has been reduced in part by the Company's strategy of directing a greater proportion of its new cash flow to the purchase of tax-exempt securities in 1996.

        Net income for 1996 increased 17.8% to $55.7 million from $47.3 million in 1995. Basic earnings per share increased 14.3% to $3.12 in 1996 from $2.73 in 1995. Basic operating earnings per share, which excludes the impact of capital gains and losses and foreign exchange gains and losses, increased 15.1% to $2.97 in 1996. Diluted operating earnings per share increased 12.8% to $2.91 from $2.58 in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

        As a holding company, Enhance Financial finances the payment of its operating expenses, principal and interest on its debt obligations, dividends, if any, to its shareholders and the repurchase of its common stock primarily from dividends and other payments from the Insurance Subsidiaries, manages cash flows associated with the Company's diversification activities and draws on its line of credit provided under the Credit Agreement.

        Payment of dividends to Enhance Financial by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. Enhance Re and Asset Guaranty declared and paid a total of $22.0 and $2.0 million, respectively, in dividends in 1997. As of December 31, 1997, under the Insurance Law, the Insurance Subsidiaries had an additional $14.4 million available for dividends to Enhance Financial compared with $21.2 million available as of December 31, 1996. Payments of dividends by Enhance Financial to its shareholders are further restricted by the terms of the Credit Agreement. At December 31, 1997, the maximum amount of dividends which may be paid by Enhance Financial to its shareholders in compliance with the terms of such agreement was $35.1 million. Enhance Financial paid dividends of $8.2 million to shareholders in 1997.

        As of December 31, 1997, the statutory policyholders' surplus of Enhance Re and Asset Guaranty were $228.3 million and $94.9 million, respectively, compared to the minimum $68.4 million required by each under the Insurance Law and compared to $225.3 million and $86.7 million at December 31, 1996.

        Enhance Financial is party to the Credit Agreement with major commercial banks providing for borrowing by Enhance Financial of up to $75.0 million to be used for general corporate purposes. The Credit Agreement provides for a revolving credit facility under which individual advances may be converted, at Enhance Financial's discretion, into a four-year term loan. The total outstanding under the Credit Agreement at year-end 1997 was $43.5 million.

        The Company believes that the operating liquidity needs of the Insurance Subsidiaries can be funded exclusively from their respective operating cash flows. The Company's cash flow from operations consists principally of insurance and reinsurance premiums collected, income earned on invested assets and sales of assignments, which in turn is applied to the payment of claims, operating expenses and income taxes. The Company's cash flow from operations was $73.5 million, $59.8 million and $66.3 million for the years 1997, 1996 and 1995, respectively. The Company paid a total of $5.0 million, $11.9 million and $7.3 million in claims in 1997, 1996 and 1995, respectively. Of the claim payments made in 1997, $4.3 million related to reserves established in prior years.

        Liquidity is also provided by the Company's sales of securities in its available-for-sale portfolio as well as payments of principal on investments upon maturity.

        In July 1996, the Company formed C-BASS, a joint venture in which the Company and MGIC each own 48% interests. The Company contributed $15.8 million in cash in 1996, $6.8 million in cash in 1997 and is expected to contribute an additional $2.4 million (including its 100% interest in LLSI) in 1998. In addition, in January 1998 the Company guarantied repayment of up to $25 million of the amount outstanding under a $50 million LIBOR-based unsecured revolving credit facility that C-BASS obtained from a major commercial bank. The outstanding principal under the facility currently is due not later than January 29, 1999. As of March 27, 1998, the Company had guaranteed $25 million under this facility. The Company believes there are now more attractive financing alternatives available to C-BASS, which are being pursued actively.

        In 1995, the Company acquired a 50% joint venture interest in Singer. In 1997, the Company acquired the remaining 50% of Singer in a series of all-stock transactions. The Company issued 503,114 shares of its common stock in connection with the 1997 transactions.

        Enhance Financial makes available to Singer a $17 million LIBOR-based secured revolving credit facility and a LIBOR-based working capital credit line for its use in originating assets for securitization. At December 31, 1997, $11.2 million and $5.8 million were outstanding under the secured credit facility and the working capital credit line, respectively. Since all intercompany amounts are eliminated in consolidation, these amounts are included in the borrowings outstanding under the Credit Agreement.

        In December 1996, the board of directors terminated the then existing stock repurchase program and authorized the repurchase of up to 750,000 shares of Enhance Financial's common stock from that date. In 1997, Enhance Financial purchased 177,925 shares of its common stock for an aggregate consideration of $7.0 million

        Based on the historical cash flow of the Company, the Company's current financial results and the Company's expectation as to the level of the Company's net premiums written during 1998, the Company believes that cash flow provided by operating activities of the Insurance Subsidiaries during 1998 will provide sufficient liquidity for the operations of the Company, as well as funds to Enhance Financial so that Enhance Financial will be able to meet its debt service and other obligations. The ability of Enhance Financial to meet its debt service and other obligations after 1998 will depend upon the cash flow generated by its operating activities and the availability to Enhance Financial of sufficient amounts of funds from those operating activities in the form of dividends or other payments. The Company's cash flow to Enhance Financial after 1998 may be influenced by a variety of factors, including market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although the Company currently anticipates that it will be able to meet all debt service and other obligations over the long term, no assurance can be given that the available net cash provided by the Company's operating activities will provide sufficient liquidity for Enhance Financial to meet all its long-term liquidity needs.

        At December 31, 1997, 1996 and 1995, the carrying value of the Company's investment portfolio, total investments less investment in affiliates and other invested assets, was $876 million, $797 million and $749 million, respectively, on which was earned $50.6 million, $47.5 million and $44.2 million in those years, respectively, excluding $0.7 million, $4.0 million and $3.5 million of net realized capital gains in those years, respectively. The increase in investments resulted principally from cash flows from operations generated during the period. As of December 31, 1997, the Company held approximately $50.8 million and $5.7 million in short-term investments and cash and cash equivalents, respectively, to meet liquidity needs.

        In 1997, the Company incurred annual debt service on its long- and short-term borrowings of $7.3 million and is anticipated to incur similar debt service expense in 1998.

        The Company has no other material commitments for capital or other expenditures during 1998 or thereafter.

        On March 13, 1998, Enhance Financial filed a shelf registration statement for up to $100 million of debt and/or equity securities. Enhance Financial may issue these securities from time to time depending on market conditions, providing capital flexibility for further growth.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             ENHANCE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                                                          Page
                                                                          ----

Independent Auditors' Report                                               30

Consolidated Balance Sheets as of December 31, 1997 and 1996               31

Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996 and 1995                                      32

Consolidated Statements of Shareholders' Equity for the Years
Ended December 31, 1997, 1996 and 1995                                     33

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995                                      34

Notes to Consolidated Financial Statements                                 35

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Enhance Financial Services Group Inc.

We have audited the accompanying consolidated balance sheets of Enhance Financial Services Group Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
February 17, 1998
New York, New York


                        ENHANCE FINANCIAL SERVICES GROUP INC.
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                         (In thousands except share amounts)

                                                                      December 31,   December 31,
                                                                      ------------   ------------
                                                                          1997           1996
                                                                          ----           ----
Assets
  Investments:
    Fixed maturities, held to maturity, at amortized cost
     (market value $219,763 and $227,048)...................          $  210,436       $217,692
    Fixed maturities, available for sale, at market
     (amortized cost $577,388 and $526,973).................             608,077        539,884
    Common stock, at market (cost $498).....................                 833            878
    Investment in affiliates................................              38,862         24,182
    Other invested assets...................................              29,050              0
    Short-term investments..................................              50,827         33,247
    Cash and cash equivalents...............................               5,686          5,385
                                                                      ----------       --------
     Total Investments......................................             943,771        821,268

  Premiums and other receivables............................              29,958         22,472
  Accrued interest and dividends receivable.................              12,959         11,434
  Deferred policy acquisition costs.........................              95,645         87,325
  Federal income taxes recoverable..........................               3,366          1,428
  Prepaid reinsurance premiums..............................               6,281          2,793
  Reinsurance recoverable on unpaid losses..................               2,688          1,823
  Receivable from affiliates................................              10,640         22,205
  Receivable for securities.................................                 702          2,370
  Other assets..............................................              41,499         10,325
                                                                      ----------       --------
     TOTAL ASSETS...........................................          $1,147,509       $983,443
                                                                      ==========       ========


Liabilities and Shareholders' Equity

LIABILITIES
  Losses and loss adjustment expenses.......................             $33,675        $28,081
  Reinsurance payable on paid losses and loss adjustment....               3,479          2,463
  Deferred premium revenue..................................             287,535        268,997
  Accrued profit commissions................................               3,768          3,050
  Deferred income taxes.....................................              64,680         46,402
  Long-term debt............................................              75,000         75,000
  Short-term debt...........................................              43,500         42,500
  Payable for securities....................................               5,318          2,083
  Accrued expenses and other................................              49,161         26,518
                                                                      ----------       --------
     TOTAL LIABILITIES......................................             566,116        495,094
                                                                      ----------       --------

SHAREHOLDERS' EQUITY
  Common stock-$.10 par value
    Authorized-30,000,000 shares
    Issued-19,335,935 and 18,533,325 shares.................               1,934          1,853
  Additional paid-in capital................................             230,440        201,847
  Retained earnings.........................................             344,402        283,791
  Unearned compensation.....................................                   0            (20)
  Unrealized gains..........................................              19,396          8,636
  Treasury stock............................................             (14,779)        (7,758)
                                                                      ----------       --------
     TOTAL SHAREHOLDERS' EQUITY.............................             581,393        488,349
                                                                      ----------       --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............          $1,147,509       $983,443
                                                                      ==========       ========


                 See notes to consolidated financial statements


                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                (In thousands except share and per share amounts)


                                                               Years ended December 31,
                                                        ----------------------------------------
                                                           1997           1996           1995
                                                        ----------     ----------     ----------

Revenues
 Net premiums written.............................       $100,506       $ 95,662       $ 82,988
 Increase in deferred premium revenue.............        (15,051)       (18,229)       (20,038)
                                                         --------       --------       --------
    Premiums earned...............................         85,455         77,433         62,950
 Net investment income............................         50,618         47,462         44,159
 Net realized gains on sale of investments........            657          4,008          3,478
 Assignment sales.................................         29,200              -              -
 Other income.....................................          4,463          2,738          1,869
                                                         --------       --------       --------
    Total revenues................................        170,393        131,641        112,456
                                                         --------       --------       --------

Expenses
 Losses and loss adjustment expenses..............          9,755          9,184          9,513
 Policy acquisition costs.........................         30,020         26,703         21,053
 Profit commissions...............................            719            850            359
 Other operating expenses - insurance.............         12,225         10,537         10,629
                          - non-insurance.........         25,141          2,660          2,086
                                                         --------       --------       --------
    Total expenses................................         77,860         49,934         43,640
                                                         --------       --------       --------
 Income from operations...........................         92,533         81,707         68,816
 Equity in income of affiliates...................          8,778            274            115
 Foreign currency gain(loss)......................            (38)           (69)           547
 Interest expense.................................         (7,317)        (5,522)        (5,638)
                                                         --------       --------       --------
    Income before income taxes....................         93,956         76,390         63,840
 Income taxes.....................................         25,150         20,686         16,543
                                                         --------       --------       --------
    Net income....................................       $ 68,806       $ 55,704       $ 47,297
                                                         ========       ========       ========

Earnings per share - Basic........................       $   3.71       $   3.12       $   2.73
                                                         --------       --------       --------

                   - Diluted......................       $   3.56       $   3.04       $   2.73
                                                         --------       --------       --------

Weighted average shares outstanding - Basic.......         18,534         17,875         17,316
                                                         --------       --------       --------

                                    - Diluted.....         19,314         18,353         17,316
                                                         --------       --------       --------


                 See notes to consolidated financial statements


                                                   ENHANCE FINANCIAL SERVICES GROUP INC.
                                                             AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                                    (In thousands except share amounts)

                                                                                                                       Unearned
                                                                                                       Additional    Compensation/
                                            Common Stock               Treasury Stock                    Paid-in    Excess Pension
                                               Shares        Amount        Shares         Amount         Capital      Liability
                                            ------------   ----------  --------------   ----------     ----------   --------------
Balance, December 31, 1994..............     18,277,475      $1,828        657,875       $(11,311)      $192,466          $(264)

Amortization of unearned compensation
 (net of income tax benefit.............                                                                     229            160
Change in unrealized gains (losses).....
Dividends paid ($0.36 per share)........
Exercise of stock options...............         24,575           2                                          413
Registration costs of common stock......                                                                    (243)
Purchase of treasury stock..............                                   404,800         (6,732)
Net income..............................
                                             ----------      ------      ---------       --------       --------          -----
Balance, December 31, 1995..............     18,302,050       1,830      1,062,675        (18,043)       192,865           (104)

Amortization of unearned compensation
 (net of income tax benefit.............                                                                     282             84
Change in unrealized gains (losses).....
Dividends paid ($0.40 per share)........
Exercise of stock options...............        231,275          23                                        4,722
Registration costs of common stock......                                                                    (184)
Reissuance of treasury stock............                                  (600,000)        10,323          4,162
Purchase of treasury stock..............                                     1,600            (38)
Net income..............................
                                             ----------      ------      ---------       --------       --------          -----
Balance, December 31, 1996..............     18,533,325       1,853        464,275         (7,758)       201,847            (20)
                                             ----------      ------      ---------       --------       --------          -----

Amortization of unearned compensation
 (net of income tax benefit.............                                                                                     20
Change in unrealized gains (losses).....
Dividends paid ($0.44 per share)........
Exercise of stock options...............        299,496          30                                        7,311
Issuance of common stock................        503,114          51                                       21,282
Purchase of treasury stock..............                                   177,925         (7,021)
Net income..............................
                                             ----------      ------      ---------       --------       --------          -----
Balance, December 31, 1997..............     19,335,935      $1,934        642,200       $(14,779)      $230,440          $   0
                                             ==========      ======      =========       ========       ========          =====


                                               Unrealized      Retained
                                             Gains (Losses)    Earnings         Total
                                             --------------    --------       ---------
Balance, December 31, 1994..............        $(16,669)      $194,211       $360,261

 Amortization of unearned compensation
  (net of income tax benefit.............                                          389
 Change in unrealized gains (losses).....         28,773                        28,773
 Dividends paid ($0.36 per share)........                        (6,223)        (6,223)
 Exercise of stock options...............                                          415
 Registration costs of common stock......                                         (243)
 Purchase of treasury stock..............                                       (6,732)
 Net income..............................                        47,297         47,297
                                                --------       --------       --------
 Balance, December 31, 1995..............         12,104        235,285        423,937
                                                --------       --------       --------


Amortization of unearned compensation
 (net of income tax benefit.............                                           366
Change in unrealized gains (losses).....          (3,468)                       (3,468)
Dividends paid ($0.40 per share)........                         (7,198)        (7,198)
Exercise of stock options...............                                         4,745
Registration costs of common stock......                                          (184)
Reissuance of treasury stock............                                        14,485
Purchase of treasury stock..............                                           (38)
Net income..............................                         55,704         55,704
                                                --------       --------       --------
Balance, December 31, 1996..............           8,636        283,791        488,349
                                                --------       --------       --------

Amortization of unearned compensation
 (net of income tax benefit.............                                            20
Change in unrealized gains (losses).....          10,760                        10,760
Dividends paid ($0.44 per share)........                         (8,195)        (8,195)
Exercise of stock options...............                                         7,341
Issuance of common stock................                                        21,333
Purchase of treasury stock..............                                        (7,021)
Net income..............................                         68,806         68,806
                                                --------       --------       --------
Balance, December 31, 1997..............        $ 19,396       $344,402       $581,393
                                                ========       ========       ========

                See notes to consolidated financial statements.


                          ENHANCE FINANCIAL SERVICES GROUP INC.
                                    AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)

                                                                     Years ended December 31,
                                                             ----------------------------------------
                                                                1997           1996           1995
                                                             ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................      $  68,806      $  55,704      $  47,297
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization, net.................         (8,869)        (8,333)        (6,054)
    Gain on sale of investments, net...................           (657)        (4,008)        (3,478)
    Equity in income of affiliates.....................         (8,778)          (274)          (115)
    Compensation, restricted stock award program                    20             84            160
    Change in assets and liabilities, net of effects of
     purchase of Singer:
     Other invested assets.............................        (16,418)             -              -
     Premiums receivable...............................         (4,775)        (1,255)       (11,376)
     Accrued interest and dividends receivable.........         (1,525)          (695)          (147)
     Accrued expenses and other liabilities............         16,975          2,812         17,386
     Deferred policy acquisition costs.................         (8,320)        (6,128)        (7,174)
     Deferred premium revenue, net.....................         15,050         18,153         20,168
     Accrued profit commissions........................            718           (669)        (3,944)
     Losses and loss adjustment expenses,net...........          5,745         (2,870)           762
     Other assets......................................            718         (2,741)          (432)
     Income taxes, net.................................         14,789          9,999         13,220
                                                             ---------      ---------      ---------
  Net cash provided by operating activities............         73,479         59,779         66,273
                                                             ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................         (2,027)          (599)          (345)
  Proceeds from sales and maturities of investment.....        412,892        663,573        546,218
  Purchase of investments..............................       (444,793)      (735,346)      (585,833)
  Sales(purchases) of short-term investments, net......        (16,211)        10,856        (15,633)
  Investment in affiliates.............................        (10,640)       (16,667)        (5,709)
  Cash of previously unconsolidated subsidiary.........            147              -              -
                                                             ---------      ---------      ---------
  Net cash used in investing activities................        (60,632)       (78,183)       (61,302)
                                                             ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receivable from affiliates...........................         (5,671)       (21,260)             -
  Capital stock........................................          7,341          4,843            401
  Short-term debt......................................          1,000         27,575         12,000
  Dividends paid.......................................         (8,195)        (7,198)        (6,223)
  Principal payment long-term debt.....................              -         (3,400)        (1,400)
  Reissuance of treasury stock.........................              -         14,485              -
  Purchase of treasury stock...........................         (7,021)           (38)        (6,732)
                                                             ---------      ---------      ---------
Net cash  provided by (used in) financing activities...        (12,546)        15,007         (1,954)
                                                             ---------      ---------      ---------
Net change in cash and cash equivalents................            301         (3,397)         3,017
Cash and cash equivalents, beginning of year...........          5,385          8,782          5,765
                                                             ---------      ---------      ---------
Cash and cash equivalents, end of year.................      $   5,686      $   5,385      $   8,782
                                                             =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for income taxes.........      $  10,678      $   4,608      $   3,772
                                                             =========      =========      =========
    Cash paid during the year for interest.............      $   8,136      $   6,326      $   6,233
                                                             =========      =========      =========


                 See notes to consolidated financial statements

               ENHANCE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996 and 1995


Note 1 - ORGANIZATION

Enhance Financial Services Group Inc. ("Enhance Financial", and together with its consolidated subsidiaries, the "Company") is a holding company which was incorporated in the State of New York in December 1985 and commenced operations in November 1986. The Company principally engages, through its wholly-owned, New York-domiciled insurance subsidiaries Enhance Reinsurance Company ("Enhance Re") and Asset Guaranty Insurance Company ("Asset Guaranty") (together, the "Insurance Subsidiaries") in the reinsurance of financial guaranties of municipal and asset backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analyses of complex, credit-based risks.

     The Company's other insurance businesses involve the issuance of direct financial guaranties of smaller municipal debt obligations, trade credit reinsurance, financial responsibility bonds and excess-SIPC/excess-ICS and related type bonds. These other insurance businesses are conducted by the Company's Insurance Subsidiaries, Van-American Companies, Inc. and subsidiaries ("Van-Am", see Note 5), and Enhance Reinsurance (Bermuda) Limited ("EnRe Bermuda"), a Bermuda domiciled insurer.

     The Company, through a consolidated subsidiary, Singer Asset Finance Company, LLC ("Singer", see Note 5) and a partially owned affiliate, Credit-Based Asset Servicing and Securitization LLC ("C-BASS", see Note 5), is also engaged in the origination, purchase, servicing and/or securitization of special assets, including lottery awards, structured settlement payments and sub-performing/non-performing residential mortgages.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") which, for the Insurance Subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by regulatory authorities (see Note 3). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant accounting policies of Enhance Financial and its subsidiaries are as follows:

CONSOLIDATION

The accompanying financial statements include the accounts of Enhance Financial, the Insurance Subsidiaries, Singer, Van-Am and EnRe Bermuda (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. Investments in immaterial wholly owned subsidiaries and in investments in which the Company owns from 20% to 50% of those companies are accounted for in accordance with the equity method of accounting (see Note 5).

INVESTMENTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities," management classifies all securities at the time of purchase as "held to maturity" or "available for sale." Fixed maturity securities held to maturity are those securities which the Company intends and has the ability to hold until maturity and are carried at amortized cost. All other fixed maturity securities are classified as available for sale and carried at fair value. Unrealized gains and losses, net of taxes, on the available for sale portfolio are charged or credited to shareholders' equity.

     Common stocks are carried at fair value. Short-term investments are carried at cost, which approximates market. Unrealized gains and losses, net of taxes, on common stocks are reflected in shareholders' equity. Realized gains or losses on sales of investments are determined on the basis of specific identification.

     Other invested assets are trading securities and are carried at fair value, which is determined as the net present value of the future cash flows purchased, discounted at market rates. Mark to market adjustments on these assets are included in other income.

DERIVATIVES

The Company uses derivative financial instruments for hedging purposes as part of its overall risk management strategy. Gains and losses on the derivative financial instruments that qualify as accounting hedges are deferred until the underlying hedged asset is sold, at which time the gain or loss on the related hedge is recognized in income.

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

REINSURANCE CEDED

In the normal course of business, the Insurance Subsidiaries reinsure portions of their direct and assumed exposures with other insurance companies through contracts designed to limit losses from certain risks and to protect capital and surplus.

The following summarizes the effect of reinsurance on premiums written and earned:

In thousands                   Years Ended December 31,

                      1997                1996                1995
                      ----                ----                ----

                Written   Earned   Written    Earned   Written    Earned
                -------   ------   -------    ------   -------    ------
Direct         $ 25,477  $13,950   $16,946   $ 9,676   $12,313   $ 6,605
Assumed          82,675   75,665    81,642    70,145    74,846    58,865
Ceded            (7,646)  (4,160)   (2,926)   (2,388)   (4,171)   (2,520)
               --------  -------   -------   -------   -------   -------
Net premiums   $100,506  $85,455   $95,662   $77,433   $82,988   $62,950
               ========  =======   =======   =======   =======   =======

In the event that any or all of the reinsurers were unable to meet their obligations, the Insurance Subsidiaries would be liable for such defaulted amounts.


ASSIGNMENT SALES

The Company, through its subsidiaries, acquires from individuals the right to receive lottery awards and structured settlement payments and securitizes these payment streams. Income is recognized at the time of sale through the securitization process for the difference between the net sales proceeds and the purchase price paid to individuals.

DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs comprise those expenses that vary with and are primarily related to the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by ceding commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed or be less than recoverable amounts.

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

FEDERAL INCOME TAXES

In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred federal income taxes are provided for temporary differences between the tax and financial reporting basis of assets and liabilities that will result in deductible or taxable amounts in future years when the reported amount of the asset or liability is recovered or settled. In the case of the Company, such temporary differences relate principally to premium revenue recognition and deferred acquisition costs.

      The Internal Revenue Code permits municipal bond insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to the statutory mandatory contingency reserve during the year. The deduction taken is allowed only to the extent that U.S. Treasury non-interest-bearing tax and loss bonds are purchased at their par value prior to the original due date of the Company's consolidated Federal tax return and held in an amount equal to the tax benefit attributable to such deductions. The amounts deducted must be included in taxable income when the contingency reserve is released, at which time the Company may redeem the tax and loss bonds to satisfy the additional tax liability. The purchases of tax and loss bonds are recorded as payments of federal income taxes and are not reflected in the Company's current tax provision.

POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS

The Company provides various post-retirement and post-employment benefits, including pension, health and life insurance benefits covering substantially all employees who meet certain age and service criteria. The Company accounts for these benefits under the accrual method of accounting. Amounts related to anticipated obligations under the defined benefit pension plan and post-retirement benefits are recorded based on actuarial determinations.

STOCK COMPENSATION PLANS

In 1991, the Company implemented a stock option program for key employees. In 1992, the Company implemented a directors' stock option program for the benefit of directors who are not employees of the Company. Under these programs, awards are granted to eligible employees and directors of the Company in the form of Incentive Stock Options, where they qualify under the Internal Revenue Code, or Non-Qualified Stock Options. The Company follows the intrinsic value based method of accounting for stock based compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has provided pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied (see Note 12).

EARNINGS PER SHARE

Beginning in the fourth quarter of 1997, in accordance with SFAS No. 128, "Earnings per Share," the Company reports "basic" and "diluted" earnings per share ("EPS"). Basic EPS is determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities such as employee stock options were exercised. All prior period EPS data has been restated to conform to the new standard. Diluted EPS is computed using the treasury stock method to determine the weighted average number of common stock equivalents outstanding during each year. For all periods presented common stock equivalents are comprised of outstanding options pursuant to the Company's stock option programs.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information Footnotes", which became effective for the Company beginning January 1, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management believes that the presentation of financial information under the new statement will not be materially different than the current presentation.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which became effective for the Company beginning January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS

Certain of the prior years' amounts have been reclassified to conform to the current year presentation.

Note 3 -INSURANCE REGULATORY MATTERS

The consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP") which, for the Insurance Subsidiaries, differ in certain material respects from accounting practices prescribed or permitted by insurance regulatory authorities. The significant differences result from statutory accounting practices which treat premiums earned, policy acquisition costs, deferred income taxes, investments in fixed maturities and loss reserves differently.

      At December 31, 1997, the statutory basis policyholders' surplus of Enhance Re and Asset Guaranty, as reported to insurance regulatory authorities, was $228.3 million and $94.9 million, respectively. Statutory net income of Enhance Re and Asset Guaranty was $40.7 million and $11.7 million, respectively, for the year ended December 31, 1997. At December 31, 1996, the statutory basis policyholders' surplus of Enhance Re and Asset Guaranty, as reported to insurance regulatory authorities, was $225.3 million and $86.7 million, respectively. Statutory net income of Enhance Re and Asset Guaranty was $46.5 million and $8.8 million, respectively, for the year ended December 31, 1996. Statutory net income of Enhance Re and Asset Guaranty was $39.0 million and $10.5 million, respectively, for the year ended December 31, 1995.

      The New York Insurance Law requires financial guaranty insurers to maintain a minimum policyholders' surplus of $65 million. When added to the minimum policyholders' surplus of $3.4 million separately required for the other lines of insurance which it is licensed to write, each of the Insurance Subsidiaries is required to have an aggregate minimum policyholders' surplus of $68.4 million.

      Under the New York Insurance Law, the Insurance Subsidiaries may declare or distribute dividends only out of earned surplus. The maximum amount of dividends which may be paid by the Insurance Subsidiaries to Enhance Financial without prior approval of the Superintendent of Insurance is subject to restrictions relating to statutory surplus and net investment income as defined by statute. Enhance Re and Asset Guaranty declared and paid a total of $22.0 million and $2.0 million, respectively, in dividends to Enhance Financial for the year ended December 31, 1997. At December 31, 1997, the Insurance Subsidiaries had an additional $14.4 million available for dividend distribution.

      The New York Insurance Law establishes single risk limits applicable to all obligations issued by a single entity and backed by a single revenue source. Under the limit applicable to municipal bonds, the insured average annual debt service for a single risk, net of reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal bonds attributable to any single risk, net of reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserves. Additional single risk limits, which generally are more restrictive than the municipal bond single risk limit, are also specified for several other categories of insured obligations.

Note 4 - INVESTMENTS

The following is a summary of the Company's investments in fixed maturities at December 31, 1997 and 1996:

                                                Gross      Gross
In thousands                     Amortized Unrealized  Unrealized     Fair
1977                                  Cost      Gains      Losses     Value
                                 ---------  ---------  ----------  --------
HELD TO MATURITY

  Private placements            $ 105,125   $      -     $      -  $105,125
  Municipal obligations            96,959      8,877                105,836
  Corporate securities              5,832        324                  6,156
  U.S. Government obligations       2,520        126                  2,646
                                ---------   --------     --------  --------
Total held to maturity          $ 210,436   $  9,327     $         $219,763
                                =========   ========     ========  ========

AVAILABLE FOR SALE

  Municipal obligations         $ 415,131   $ 23,917    $       6 $ 439,042
  Mortgage-backed securities       71,361      2,375            -    73,736
  Corporate securities             44,836      2,077            2    46,911
  Foreign securities               33,282      2,663          516    35,429
  U.S. Government obligations      12,778        183            2    12,959
                                ---------   --------     --------  --------
Total available for sale        $ 577,388   $ 31,215     $    526  $608,077
                                =========   ========     ========  ========

                                   Gross        Gross        Gross
In thousands                   Amortized   Unrealized   Unrealized       Fair
1996                                Cost        Gains       Losses      Value
                               ---------    ---------    ---------  ---------
HELD TO MATURITY
  Private placements           $ 108,064    $       -    $       -  $ 108,064
  Municipal obligations           98,513        8,930            -    107,443
  Corporate securities             8,039          372            -      8,411
  U.S.Government obligations       3,076           94           40      3,130
                               ---------    ---------    ---------  ---------
Total held to maturity         $ 217,692    $   9,396    $      40  $ 227,048
                               =========    =========    =========  =========

AVAILABLE FOR SALE

  Municipal obligations        $ 347,575    $  10,038    $   1,087  $ 356,526
  Mortgage-backed securities      77,413          844           71     78,186
Corporate securities              46,197        1,100          146     47,151
  Foreign securities              46,108        2,158           36     48,230
U.S. Government obligations        9,680          120            9      9,791
                               ---------    ---------    ---------  ---------
Total available for sale       $ 526,973    $  14,260    $   1,349  $ 539,884
                               =========    =========    =========  =========

The amortized cost and estimated fair value of fixed maturities at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

In thousands                                Amortized         Fair
                                                 Cost        Value
                                           ----------   ----------
Fixed maturities, held to maturity
Due in one year or less                    $   18,782   $   18,808
Due after one year through five years          80,789       83,129
Due after five years through ten years         79,053       83,486
Due after ten years                            31,812       34,340
                                           ----------   ----------
                                           $  210,436   $  219,763
                                           ==========   ==========
Fixed maturities, available for sale
Due in one year or less                         7,914        7,895
Due after one year through five years          25,915       26,688
Due after five years through ten years        159,287      167,607
Due after ten years                           384,272      405,887
                                           ----------   ----------
                                           $  577,388   $  608,077
                                           ==========   ==========

Proceeds from sales of available for sale investments in fixed maturities during 1997, 1996 and 1995 were approximately $407 million, $640 million and $529 million, respectively. Gross gains of $4.8 million and gross losses of $4.2 million were realized on those sales in 1997. Gross gains of $7.7 million and gross losses of $3.7 million were realized on those sales in 1996. Gross gains of $10.1 million and gross losses of $6.6 million were realized on those sales in 1995.

Sources of the Company's consolidated net investment income are as follows:

In thousands                                        YEARS ENDED DECEMBER 31,
                                                 1997         1996       1995
                                              -------      -------    -------


Fixed maturities                              $50,258      $46,102    $42,188
Short-term investments and  cash equivalents    1,872        3,184      4,131
Other                                             572          188        261
                                              -------      -------    -------
    Total investment income                    52,702       49,474     46,580
Less investment expenses                        2,084        2,012      2,421
                                              -------      -------    -------
Net investment income                         $50,618      $47,462    $44,159
                                              =======      =======    =======

Under agreements with its primaries and in accordance with statutory requirements, the Insurance Subsidiaries maintain funds (fixed maturities and cash equivalents) in trust accounts principally for the benefit of reinsured companies and for the protection of policyholders in states in which the Insurance Subsidiaries are not licensed. The Company maintains full control over the management of assets held in trust accounts. The carrying amount of such restricted balances amounted to approximately $286 million and $212 million at December 31, 1997 and December 31, 1996, respectively.

Note 5 - INVESTMENT IN AFFILIATES

The Company owns 360,000 shares of EIC Corporation Ltd. ("EIC"), an insurance holding company which, through its wholly owned insurance subsidiary licensed in Bermuda, insures foreign trade receivables. The Company's investment represented an equity interest of approximately 41% at the date of acquisition and approximately 36.5% at December 31, 1997. The Company accounts for its investment in EIC in accordance with the equity method of accounting.

      In 1997, as part of the recapitalization of Van-Am, the Company contributed $2.0 million to Van-Am. The Company owns a controlling equity interest in the outstanding stock of Van Am and accounts for its investment on a consolidated basis.

      In 1995, the Company acquired all of the outstanding shares of Litton Loan Servicing, Inc. ("LLSI"), a Houston-based loss mitigation residential mortgage servicer. The purchase price approximated the fair market value of the acquired assets and liabilities at the date of acquisition.

      In 1996, the Company and MGIC Investment Corporation formed a joint venture C-BASS, which evaluates, purchases, services and securitizes sub-performing and non-performing residential mortgages. At December 31, 1997, the Company had contributed $22.6 million of its required initial capital contribution of $24 million to the C-BASS joint venture. The Company owns a 48% interest in C-BASS, which is being accounted for on the equity basis of accounting. As part of its commitment to capitalize C-BASS, the Company will contribute the entire interest in LLSI to the joint venture. Since Enhance Financial's current 100% ownership interest in LLSI is temporary, the Company has also accounted for this investment on the equity basis of accounting.

      In January 1998, C-BASS entered into a revolving credit facility agreement with a major commercial bank. Pursuant to this agreement, Enhance Financial has guarantied repayment of up to $25 million of the amount outstanding. At February 17, 1998, Enhance Financial has guaranteed $25 million under this facility.

      In 1995, the Company acquired, for cash, a 50% joint venture interest in Singer, which originates, securitizes and sells various types of special assets such as lottery awards, structured settlement payments and similar obligations. In 1997, the Company acquired the remaining 50% of Singer in a series of all-stock transactions for an aggregate purchase price valued at $21.3 million. The excess (approximately $20.4 million) of the Company's aggregate cost over the fair value of the net assets of Singer represents goodwill and is being amortized on a straight line basis over 20 years.

     In November 1997, the Company purchased a 25% interest of Seguradores Brasilieras de Fiancas S.A. ("SBF") at book value. SBF is a Brazilian-based surety insurance company. SBF is a joint venture among the Company, Swiss Re and Banco Pactual S.A., through which the Company anticipates developing and marketing innovative credit-based insurance products throughout Latin America.

     Total assets and total liabilities at December 31, 1997 and total net income for the year then ended, of the Company's unconsolidated subsidiaries and affiliates accounted for by the equity method of accounting, were $293.4 million $194.7 million and $17.1 million, respectively.

Note 6 - INCOME TAXES

The Company files a consolidated federal income tax return with its includable subsidiaries. Subject to the provisions of a tax sharing agreement, income tax allocation is based upon separate return calculations.

The components of the Company's consolidated provision for income taxes are as follows:

In thousands                                        YEARS ENDED DECEMBER 31,
                                                 1997         1996       1995
                                              -------      -------    -------

Current income taxes                          $10,311      $ 9,992    $ 5,447
Deferred income taxes                          14,839       10,694     11,096
                                              -------      -------    -------
    Tax provision                             $25,150      $20,686    $16,543
                                              =======      =======    =======

A reconciliation from the tax provision calculated at the federal statutory rate of 35% to the actual tax is as follows:

In thousands                                       Years Ended December 31,
                                                 1997         1996       1995
                                              -------      -------    -------

Tax provision at statutory rate              $ 32,884     $ 26,736   $ 22,344
Tax exempt interest and dividends              (7,878)      (6,492)    (5,816)
Other, net                                        144          442         15
                                              -------      -------    -------
    Actual tax                               $ 25,150     $ 20,686   $ 16,543
                                             ========     ========   ========

The components of the net deferred income tax liability as of December 31, 1997 and 1996 are as follows:

In thousands                         DECEMBER 31, 1997       DECEMBER 31, 1996
                                    -------------------    ---------------------
                                    ASSETS  LIABILITIES    ASSETS   LIABILITIES
                                    ------   ----------    ------    -----------

Contingency reserves                        $  43,027               $  36,920
Deferred policy acquisition costs              33,547                  30,564
Deferred premium revenue                       10,446                   7,841
Unrealized capital gains                       10,490                   4,522
Capitalized expenditures         $   1,183
Assignment sales income                         8,438
Tax and loss bonds                  24,797               $  19,565
Alternative minimum tax
     credit carryforward             6,334                   4,900
Losses and LAE reserves              5,509                   4,575
Deferred income                      1,883                   2,137
Other                                5,816      4,254        5,472      3,204
                                 ---------  ---------    ---------  ---------
                                 $  45,522  $ 110,202    $  36,649  $  83,051
                                 =========  =========    =========  =========

Note 7 - LONG-TERM DEBT AND CREDIT FACILITY

The carrying value of the Company's indebtedness is as follows:

In thousands                                       DECEMBER 31,
                                                 1997         1996
                                            ---------    ---------

Debentures, due 2003                        $  75,000    $  75,000
Short term credit facility                     43,500       42,500
                                            ---------    ---------
    Total                                   $ 118,500    $ 117,500
                                            =========    =========

     The debentures were issued at par and bear interest at 6.75% payable in March and September each year. The debentures are non-callable obligations of Enhance Financial secured by shares of common stock of Enhance Re.

     Enhance Financial maintains a credit facility through a credit agreement (the "Credit Agreement") with major commercial banks providing for borrowing by Enhance Financial of up to $75 million to be used for general corporate purposes. Advances under the Credit Agreement bear interest at variable LIBOR-based rates. The average interest rate paid on such advances in 1997 was 6.15%.

     Enhance Financial has pledged shares of Enhance Re common stock representing 46.8% of such class outstanding to secure equally and ratably the indebtedness outstanding under the Credit Agreement and that outstanding under the indenture dated as of March 5, 1993 (the "Indenture") governing the debenture. The pledge of shares to secure the latter indebtedness was required under the terms of the Indenture as a result of the increase in outstanding borrowings under the Credit Agreement to a level exceeding $30 million. Additionally, the Credit Agreement prohibits the Company from incurring additional indebtedness to the extent the resulting total would exceed 25% of the Company's total capitalization as defined and includes certain convenants, none of which significantly restricts the Company's operating activities or dividend-paying ability.

     In 1995, the Company entered into a reverse interest-rate swap transaction based on a notional amount of $50 million over the term equal to the remaining term of Enhance Financial's 6.75% Debentures. On June 1, 1995, the Company terminated the swap and realized a gain on termination in the amount of $4.6 million. The gain has been deferred and is being amortized over the original term of the swap.

Note 8 - SHAREHOLDERS' EQUITY AND DIVIDENDS

In December 1996, the board of directors terminated the then existing repurchase program and authorized the repurchase of up to 750,000 shares of its common stock from that date. Enhance Financial purchased 177,925, 1,600 and 404,800 shares of its common stock at an average price of $39.46, $23.82 and $16.63 per share in 1997, 1996, and 1995, respectively.

     In 1997, Enhance Financial entered into a forward purchase agreement regarding 128,197 shares of its common stock at a forward purchase price of $42.50 per share. The agreement settles quarterly on a net basis in shares of Enhance Financial stock or in cash at Enhance Financial's election. To the extent that the market price of Enhance Financial common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by Enhance Financial. During 1997, settlements resulted in Enhance Financial receiving 75,000 shares, which were recorded as treasury shares.

     During 1997, Enhance Financial issued 503,114 shares of common stock in connections with its acquisition of the remaining 50% ownership interest in Singer (see Note 5).

     In 1996, Swiss Reinsurance Company ("Swiss Re") acquired from Enhance Financial and one of its shareholders, respectively, 600,000 and 400,000 shares of Enhance Financial common stock at a purchase price of $24.48 per share. In 1997, Swiss Re acquired an additional 700,000 shares of Enhance Financial common stock in the open market.

     Under the terms of the Credit Agreement, the maximum amount of dividends which may be paid by Enhance Financial as of December 31, 1997 was $35.1 million.

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

FIXED MATURITY SECURITIES - The fair values of fixed maturity securities are based on quoted market prices or dealer quotes. For private placements, fair value approximates amortized cost.

SHORT-TERM INVESTMENTS - Fair values of short-term investments are assumed to equal cost.

OTHER INVESTED ASSETS - The fair values of the Company's other invested assets are based on the net present value, discounted at market rates, of the future cash flows purchased.

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

SHORT-TERM DEBT -The fair value of short-term debt, which bears interest at variable rates, is assumed to equal the carrying value of the debt.

The carrying amounts and estimated fair values of these financial instruments are as follows:

In thousands                         DECEMBER 31, 1997      DECEMBER 31, 1996
                                     -----------------      -----------------
                                            Estimated               Estimated
                                  Carrying       Fair     Carrying       Fair
                                    Amount      Value       Amount      Value
                                    ------      -----       ------      -----
ASSETS:
Fixed maturity securities         $818,513   $827,840     $757,576   $766,932
Common stock                           833        833          878       878
Short-term investments              50,827     50,827       33,247     33,247

Other invested assets               29,050     29,050            -          -

LIABILITIES:
Deferred premium revenue           281,254    242,708      266,204    227,123
Loss and loss adjustment
  expense reserve                   30,987     30,987       26,258     26,258
Long-term debt                      75,000     75,458       75,000     74,933

Short-term debt                     43,500     43,500       42,500     42,500

Note 10 - INSURANCE IN FORCE

The Company principally insures and reinsures financial guaranties issued to support public and private borrowing arrangements, including commercial paper, bond financings, and similar transactions. Financial guaranties are conditional commitments which guaranty the performance of a customer to a third party.

     The Company's potential liability in the event of nonperformance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. At December 31, 1997, the Company's aggregate insurance in force was $64.4 billion. The Company's insured portfolio as of December 31, 1997 was broadly diversified by geographic and bond market sector with no single credit representing more than 1.4% of the Company's net insurance in force.

The composition of the Company's insurance in force by type of issue and by state of issue was as follows:

TYPE OF ISSUE
In billions                                          December 31,
                                                 1997         1996
                                                 ----         ----

General obligation and other tax backed         $18.8        $15.8
Non-municipal                                    13.5         12.2
Utilities                                        10.3          9.2
Health care                                       6.8          6.2
Airport/Transportation                            6.8          5.9
Housing                                           1.5          1.5
Other municipal                                   2.4          2.3
Other insurance businesses                        4.3          3.5
                                                -----        -----
Total                                           $64.4        $56.6
                                                =====        =====

STATE OF ISSUE
In billions                                         December 31,
                                                 1997         1996
                                                 ----         ----

California                                       $7.7         $6.9
New York                                          6.2          6.2
Florida                                           4.1          4.2
Texas                                             3.7          3.1
Pennsylvania                                      2.9          3.1
New Jersey                                        2.6          2.1
Illinois                                          2.5          2.6
Other (each less than 2.5%)                      34.7         28.4
                                                -----        -----
    Total                                       $64.4        $56.6
                                                =====        =====

The Company manages its exposure to credit risk through a structured underwriting process which includes detailed credit analysis, review of primaries' underwriting guidelines, surveillance policies and procedures, and the use of reinsurance.

Note 11 - EMPLOYEE BENEFITS

The Company maintains a non-contributory defined benefit pension plan for the benefit of all eligible employees. Employer contributions are based upon a fixed percentage of employee salaries determined at the discretion of the Company. Plan assets consist of domestic equity and high quality fixed income securities.

     The actuarially computed net pension cost for 1997, 1996, and 1995 using the projected unit credit actuarial method of attribution includes the following components:

In thousands                                        YEARS ENDED DECEMBER 31,
                                                 1997         1996       1995
                                                 ----       ------     ------
Service cost-benefits earned during the period   $900       $1,298     $1,225
Interest cost on projected benefit obligation     494          485        396
Actual return on plan assets                     (958)        (579)      (320)
Net amortization and deferral                     535          205         55
                                                 ----       ------     ------
    Net periodic pension cost                    $971       $1,409     $1,356
                                                 ====       ======     ======

The following table sets forth the funding status of the plan and the accrued pension cost recognized in the Company's consolidated balance sheets:

In thousands                                       YEARS ENDED DECEMBER 31,
                                                 1997         1996       1995
                                              -------      -------    -------
Accumulated benefits obligation, including
    vested benefits of $4,666, $4,457
    and $4,879                                $(5,025)     $(4,635)   $(5,809)
                                              -------      -------    -------
Projected benefit obligation                  $(8,131)     $(6,475)   $(8,824)
Plan assets at fair value                       4,726        4,437      5,053
                                              -------      -------    -------
Projected benefit obligation in excess
    of plan assets                             (3,405)      (2,038)    (3,771)
                                              -------      -------    -------
Unrecognized prior service cost                   961        1,014      1,067
Unrecognized transition net asset                  14           16         17
Unrecognized net (gain)loss                    (2,266)      (2,717)       189
                                              -------      -------    -------
Accrued pension cost                          $(4,696)     $(3,725)   $(2,498)
                                              =======      =======    =======

Actuarial assumptions utilized to determine the projected benefit obligation and estimated unrecognized net loss were as follows:

                                                 1997         1996       1995
                                                 ----         ----       ----
Discount rate                                    7.0%         7.5%       5.5%
Expected long-term rate of return on plan assets 8.5%         8.5%       8.5%
Rate of increase in future compensation levels   6.0%         6.0%       6.0%

      In addition to pension benefits, the Company provides certain health care benefits for retired employees. Substantially all employees of Enhance Financial and the Insurance Subsidiaries may become eligible for these benefits if they reach retirement age while working for the Company.

     The net post-retirement benefit cost for 1997, 1996, and 1995 was $127,000, $118,000, and $105,000, respectively, and includes service cost, interest cost and amortization of the transition obligation.

     At December 31, 1997, the accumulated post-retirement benefit obligation was $592,000 and was not funded. The discount rate used in determining the accumulated post-retirement benefit obligation was 7% and the health care cost trend rate was 13%, graded to 6% over 8 years.

     In January 1996, the Company implemented a 401(k) retirement savings plan
covering substantially all employees of the Company.   Under this plan, the
Company provides a matching contribution of 25% on contributions up to 6% of base salary made to the plan by eligible employees. The Company's matching contribution was $106,000 and $98,000 in 1997 and 1996, respectively.

Note 12 - STOCK OPTION PROGRAMS

The Company maintains a stock option program for its key employees. Options issued under the program vest in four equal annual installments commencing one year after the date of grant. The Company also maintains a directors' option program pursuant to which directors of Enhance Financial and the Insurance Subsidiaries who are not employees of the Company are granted non-qualified stock options.

     Options under this program vest in two equal annual installments commencing on December 31 next following the date of grant. All options are exercisable at the option price, being the fair value of the stock at the date of grant. The board of directors of Enhance Financial has authorized a maximum of 4,850,000 shares of Enhance Financial common stock to be awarded as options of which 3,938,500 options for shares (net of expirations and cancellations) had been awarded as of December 31, 1997. Information regarding activity in the option programs follows:

1997                                         NUMBER               OPTION PRICE
OPTIONS                                     OF SHARES             PER SHARE
-------                                     ---------             ---------

Outstanding at beginning of year           2,553,110$    $14.50   -  $36.50
Granted - Employees                           610,050    $38.875  -  $57.6875
             - Directors                       45,500          $59.50
Exercised                                    (299,496)   $14.50   -  $34.00
Expired or canceled                           (99,650)   $16.00   -  $38.875
                                           ----------
Outstanding at year-end                     2,809,514    $14.50   -  $59.50
                                           ----------
Exercisable at year-end - Employees         1,474,525    $14.50   -  $38.875
                         - Directors          125,333    $17.125  -  $36.50


1996                                         NUMBER          OPTION PRICE
OPTIONS                                     OF SHARES          PER SHARE
-------                                     ---------          ---------


Outstanding at beginning of year            2,415,721     $14.50   -  $26.625
Granted - Employees                           400,110     $26.875  -  $34.00
             - Directors                       26,000           $36.50
Exercised                                    (231,275)    $14.50   -  $20.25
Expired or canceled                           (57,446)    $16.00   -  $23.875
                                           ----------
Outstanding at year-end                     2,553,110     $14.50   -  $36.50
                                           ----------
Exercisable at year-end - Employees         1,321,457     $14.50   -  $23.875
                         - Directors          143,333     $17.125  -  $26.625

1995                                         NUMBER          OPTION PRICE
OPTIONS                                     OF SHARES          PER SHARE
-------                                     ---------          ---------


Outstanding at beginning of year            1,944,759     $14.50   -  $20.25
Granted - Employees                           490,350     $17.25   -  $23.875
              - Directors                      30,000           $26.625
Exercised                                     (24,575)    $14.50   -  $20.25
Expired or canceled                           (24,813)    $16.00   -  $20.25
                                           ----------
Outstanding at year-end                     2,415,721     $14.50   -  $26.625
                                           ----------
Exercisable at year-end - Employees         1,166,213     $14.50   -  $20.25
                         - Directors          114,333     $17.125  - $19.875

     The Company applies the provisions of APB Opinion No.25 "Accounting for Stock Issued to Employees" in accounting for its stock option program. Accordingly, no compensation expense has been recognized for options granted under its stock option program and the Company has adopted the disclosure-only provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option program been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1997             1996
                                                 ----             ----

Net income - as reported                      $68,806          $55,704
           - pro forma                        $67,475          $55,046
Basic earnings per share - as reported          $3.71            $3.12
                         -  pro forma           $3.64            $3.08
Diluted earnings per share - as reported        $3.56            $3.04
                           - pro forma          $3.49            $3.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of option grants were $24.02, $10.88 and $7.27 in 1997, 1996 and 1995, respectively. The following assumptions were used for option grants awarded in 1997, 1996 and 1995:

                                          Options Granted

                               1997             1996             1995
                               ----             ----             ----

Dividend yield             0.8% to  1.1%    1.1% to  1.5%    1.4% to  2.0%
Volatility                18.7% to 30.3%   20.5% to 30.3%   26.5% to 31.1%
Risk-free interest rate    5.8% to  6.7%    6.2% to  6.8%    5.6% to  7.2 %
Assumed annual
   forfeiture rate             3.0%             3.0%              3.0%
Expected life                  10 years         10 years          10 years

Note 13 - LEASE COMMITMENTS

LEASES

The Company has committed to lease office space under non-cancelable leases which expire in August 1999, December 1999, April 2000, August 2000 and August 2005. The leases provided for escalations resulting from increased assessments for taxes, utilities and maintenance. Future minimum rental payments on all leases, before any deductions for estimated sublease income, are as follows:

In thousands                      Operating
Years Ended December 31,             Leases
                                  ---------

1998                               $  2,595
1999                                  2,572
2000                                  2,366
2001                                    877
2002                                    442
Thereafter                            1,540
                                   --------
                                   $ 10,392
                                   ========
Rent expense was $1,699,000, $1,139,000 and $1,236,000 for the years ended December 31, 1997, 1996 and 1995, respectively, net of sublease income.

Note 14 - PARENT COMPANY FINANCIAL INFORMATION

The following are the condensed balance sheets of Enhance Financial as of December 31, 1997 and 1996 and its condensed statements of income and cash flows for the years ended December 31, 1997, 1996 and 1995.

CONDENSED BALANCE SHEETS
In thousands                                                        December 31,
                                                               1997         1996
                                                          ---------    ---------
ASSETS
Investments                                               $  12,706    $  10,213
Investment in affiliated companies                          658,609      563,395
Other assets                                                 46,161       38,386
                                                          ---------    ---------
                                                          $ 717,476    $ 611,994
                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Long-term debt                                            $  75,000    $  75,000
Other liabilities                                            61,083       48,645
Shareholders' equity                                        581,393      488,349
                                                          ---------    ---------
                                                          $ 717,476    $ 611,994
                                                          =========    =========

CONDENSED STATEMENTS OF INCOME
In thousands                                            Years Ended December 31
                                                  1997        1996         1995
                                             ---------   ---------    ---------

Total revenues                               $     510  $    1,312    $     272
Total expenses                                  14,652      12,343       11,321
                                             ---------   ---------    ---------
                                               (14,142)    (11,031)     (11,049)
Equity in income of affiliates                  77,500      61,727       55,873
                                             ---------   ---------    ---------
Income before income taxes                      63,358      50,696       44,824
Income tax benefit                               5,448       5,008        2,473
                                             ---------   ---------    ---------
Net income                                   $  68,806   $  55,704    $  47,297
                                             =========   =========    =========

CONDENSED STATEMENTS OF CASH FLOWS

In thousands                                           Years Ended December 31,
                                                  1997        1996         1995
                                              --------    --------     --------

Cash Flows from Operating Activities:
    Net income                                $ 68,806    $ 55,704     $ 47,297
    Adjustments to reconcile net income
     to net cash from operating activities
    Equity in income of affiliates             (77,500)    (61,727)     (55,873)
    Other                                       29,799     (22,188)      (3,577)
                                              --------    --------     --------
Net cash used in operating activities           21,105     (28,211)     (12,153)
                                              --------    --------     --------
Cash Flows from Investing Activities:
    Investment in affiliates net of
     dividends received                         (7,186)     (3,423)      14,328
    Purchase of investments                          -           -       (2,456)
    Sale of investments                         (2,396)        750        1,498
    Sales of short-term investments, net        (4,648)     (5,529)         837
                                              --------    --------     --------
Net cash provided by (used in)
 investing activities                          (14,230)     (8,202)      14,207
                                              --------    --------     --------
Cash Flows from Financing Activities:
    Capital stock                                7,341       4,843          401
    Short-term debt                              1,000      27,500       12,000
    Dividends paid                              (8,195)     (7,198)      (6,223)
    Principal payment - senior notes                 -      (3,400)      (1,400)
    Reissuance of treasury stock                     -      14,485
    Purchase of treasury stock                  (7,021)        (38)      (6,732)

                                              --------    --------     --------
Net cash provided by (used in)
 financing activities                           (6,875)     36,192       (1,954)
                                              --------    --------     --------
Net increase (decrease) in cash                      -        (221)         100
Cash, beginning of year                              -         221          121
                                              --------    --------     --------
Cash, end of year                             $      -    $      -     $    221
                                              ========    ========     ========

Note 15 -  MAJOR CUSTOMERS

The Company derives a substantial portion of its premium writings from a small number of primary insurers. Specifically:

     - In 1997 four primary insurers accounted for 17%, 16%, 9% and 7% of gross premiums written.

     - In 1996 four primary insurers accounted for 19%, 13%, 10% and 7% of gross premiums written.

     - In 1995 four primary insurers accounted for 22%, 18%, 8% and 8% of gross premiums written.

This customer concentration results from the small number of primary insurance companies which are licensed to write financial guaranty insurance.

Note 16-  LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for losses and loss adjustment expenses ("LAE") is summarized as follows:

In thousands                                   Years Ended December 31,

                                              1997      1996      1995
                                             -------   -------   -------
Balance at January 1,                        $28,081   $30,799   $29,337
    Less reinsurance recoverables              1,823     1,853     2,620
                                             -------   -------   -------
Net balance at January 1,                     26,258    28,946    26,717
                                             -------   -------   -------

Net incurred related to:
    Current year                               6,002     6,087     3,491
    Prior years                                3,753     3,097     6,022
                                             -------   -------   -------
Net incurred                                   9,755     9,184     9,513
                                             -------   -------   -------
Net paid related to:
    Current year                                 720       587     2,705
    Prior years                                4,306    11,285     4,579
                                             -------   -------   -------
Net paid                                       5,026    11,872     7,284
                                             -------   -------   -------

Net balance at December 31,                   30,987    26,258    28,946
    Plus reinsurance recoverables              2,688     1,823     1,853
                                             -------   -------   -------

Balance at December 31,                      $33,675   $28,081   $30,799
                                             =======   =======   =======

The liability for losses and LAE increased by $6.0 million in 1995 principally as a result of changes in estimates of ultimate loss on certain real estate-backed transactions in the Company's discontinued commercial real estate portfolio. The terms "current year" and "prior years" in the foregoing table refer to the year in which case reserves were established.

Note 17 -  SEGMENT REPORTING

The Company has two reportable segments: insurance and non-insurance businesses. The insurance segment provides credit-related insurance coverage to meet the needs of customers in a wide variety of domestic and international markets. The Company's largest insurance business is the provision of reinsurance to the monoline primary financial guaranty insurers for both municipal bonds and
non-municipal obligations.   The Company also provides trade credit reinsurance,
financial responsibility bonds, excess-SIPC insurance and direct financial guaranty insurance. The non-insurance businesses segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the origination, purchase, servicing and/or securitization of special assets, including lottery awards, structured settlement payments and sub-performing/non-performing residential mortgages.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operating earnings, which it defines as net income excluding capital and foreign exchange gains and losses, net of taxes. The company also evaluates performance based on operating earnings after allocation of corporate overhead expenses.

                                                      1997
                                                      ----

In thousands                       Insurance      Non- Insurance      Totals
                                   ---------      --------------      ------

Revenues from external customers   $   88,966       $  30,152       $  119,118
Interest revenue                       50,618               -           50,618
Interest expense                        5,881           1,436            7,317
Equity in income of affiliates          1,075           7,703            8,778
Income tax expense                     19,270           5,664           24,934
Operating income - pre-allocation      57,884          10,519           68,403
Operating income - post-allocation     60,029           8,374           68,403
Identifiable assets                 1,049,596          97,913        1,147,509

The following are reconciliations of reportable segment revenues and profit to Enhance Financial's consolidated totals:

                                                                   1997
                                                                   ----
REVENUES

Total revenues for reportable segments                           $ 119,118
Total interest revenue for reportable segments                      50,618
Realized gains                                                         657
                                                                 ---------
Total consolidated revenue                                       $ 170,393
                                                                 =========

INCOME

Total income for reportable segments                             $  68,403
Capital and foreign exchange gains (losses), net of tax                403
                                                                 ---------
  Net income                                                     $  68,806
                                                                 =========


The non-insurance reportable segment information in 1996 and 1995 consisted of equity in net income (loss) of affiliates of $(402,000) and $(393,000) and investment in affiliates of $19,205,000 and $3,857,000, respectively. All other revenues and assets for those years were attributable to the company's insurance segment.

Note 18-  QUARTERLY FINANCIAL INFORMATION (Unaudited)


In millions except per share amounts
                                            1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.   Year
1997
Net premiums written                         $21.6     $25.7     $25.5     $27.7    $100.5
Premiums earned                               19.5      21.3      21.3      23.4      85.5
Investment and other income                   10.5      13.9      13.2      18.1      55.7
Assignment sales                               2.5       9.9       7.6       9.2      29.2
Losses and loss adjustment expenses            2.0       2.2       2.7       2.9       9.8
Equity in income of affiliates                 0.1       0.2       3.8       4.7       8.8
Income before income taxes                    18.4      23.4      23.6      28.6      94.0
Net income                                    13.9      17.0      17.5      20.4      68.8

Earnings per share - Basic                   $0.76     $0.91     $0.94     $1.10    $ 3.71
                                             -----     -----     -----     -----    ------
                   - Diluted                 $0.74     $0.88     $0.90     $1.05    $ 3.56
                                             -----     -----     -----     -----    ------
Operating earnings per share - Diluted       $0.82     $0.87     $0.91     $0.95    $ 3.54
                                             -----     -----     -----     -----    ------
1996
Net premiums written                         $20.4     $25.2     $20.8     $29.3     $95.7
Premiums earned                               19.3      17.8      18.7      21.6      77.4
Investment and other income                   13.3      11.0      13.1      16.8      54.2
Losses and loss adjustment expenses            2.4       1.9       2.1       2.8       9.2
Income before income taxes                    18.1      15.8      18.7      23.8      76.4
Net income                                    13.2      11.9      13.9      16.7      55.7

Earnings per share - Basic                   $0.76     $0.66     $0.77     $0.93     $3.12
                                             -----     -----     -----     -----    ------
                   -  Diluted                $0.74     $0.65     $0.75     $0.90     $3.04
                                             -----     -----     -----     -----    ------
Operating earnings per share - diluted       $0.69     $0.69     $0.73     $0.78     $2.90
                                             -----     -----     -----     -----    ------

1995
Net premiums written                         $11.6     $24.6     $18.4     $28.4     $83.0
Premiums earned                               14.2      15.9      15.3      17.6      63.0
Investment and other income                   11.0      10.4      12.3      15.8      49.5
Losses and loss adjustment expenses            2.4       2.3       2.0       2.8       9.5
Income before income  taxes                   13.7      14.6      15.8      19.7      63.8
Net income                                    10.5      11.1      11.7      14.0      47.3

Earnings per share - Basic                   $0.60     $0.64     $0.68     $0.81     $2.73
                                             -----     -----     -----     -----    ------
                   - Diluted                 $0.60     $0.64     $0.68     $0.81     $2.73
                                             -----     -----     -----     -----    ------
Operating earnings per share - diluted       $0.60     $0.65     $0.67     $0.67     $2.58
                                             -----     -----     -----     -----    ------

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

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

                                                    Position with Enhance
Name                                 Age(1)         Financial
-------                             --------        ---------------------------
Allan R. Tessler                       61           Chairman of the Board
Wallace O. Sellers                     68           Vice Chairman of the Board
Daniel Gross                           55           President, Chief Executive
                                                     Officer and Director
Samuel Bergman                         50           Executive Vice President and
                                                     Secretary
Ronald M. Davidow                      47           Executive Vice President
Arthur Dubroff                         47           Executive Vice President and
                                                     Chief Financial Officer
Elaine J. Eisenman(2)                  49           Executive Vice President
Tony M. Ettinger                       41           Executive Vice President
Paul C. Kwiatkoski                     42           Executive Vice President
Brenton W. Harries                     70           Director
David R. Markin                        67           Director
Robert P. Saltzman                     55           Director
Richard J. Shima                       58           Director
Spencer R. Stuart                      75           Director
Adrian U. Sulzer                       51           Director
Frieda K. Wallison                     55           Director
Jerry Wind                             60           Director

----------
(1)   As of March 31, 1998.
(2)   Commenced employment with the Company in January 1998.

      Mr. Tessler has held the position with Enhance Financial set forth above since its inception. He has also since 1987 been Chairman of the Board and Chief Executive Officer of International Financial Group, Inc., a merchant banking concern, and since 1992 served as Co-Chairman of the Board and Co-Chief Executive Officer of Data Broadcasting Corporation ("DBC"), a provider of market data services to the investment community. Mr. Tessler is also Chairman of the Board of Checker Holdings Inc. and of Jackpot Enterprises Inc. ("Jackpot") and a director of The Limited, Inc.

      Mr. Sellers has held the position with Enhance Financial set forth above since 1995, and he also serves as a consultant to the Company. Prior thereto, he served as President, Chief Executive Officer and a director of Enhance Financial and Chairman of the Board and Chief Executive Officer of the Insurance Subsidiaries from their inception. Mr. Sellers also serves as a director and a member of the compensation committee of Danielson Holding Corporation and as Chairman of the Board of Directors of United Oilfield Services Inc.

      Mr. Gross has held the position with Enhance Financial set forth above and has served as Chief Executive Officer of the Insurance Subsidiaries since 1995. Prior thereto he held senior executive positions with Enhance Financial and Enhance Re from their inception and was among the founders of the Company in 1986. Mr. Gross also serves as a director of MGIC.

      Mr. Bergman has been Executive Vice President of the Company since 1991. He has been Secretary of Enhance Financial since 1991 and Secretary of each of the Insurance Subsidiaries since their inception. He was a member of the law firm of Shea & Gould from 1980 to 1991.

      Messrs. Davidow and Kwiatkoski have each served as senior executive officers of the Insurance Subsidiaries since such companies' inception, and as officers of Enhance Financial since 1990.

      Mr. Dubroff has held the position with Enhance Financial set forth above since 1996. From 1993 to 1996, Mr. Dubroff served in various senior management capacities at First Data Corporation, a provider of high-volume information processing and related services. Mr. Dubroff served as a director of Enhance Financial from 1986 to 1991 and from 1992 to 1996 and of Enhance Re from 1986 to 1992.

      Ms. Eisenman has held the position with Enhance Financial set forth above since January 1998, having previously served as an independent consultant to the Company. She also previously served as Senior Vice President - Worldwide Staffing, Development and Succession of American Express Company from 1994 to 1997. She previously served from 1990 to 1994 as Vice President and General Manager of the Eastern Region of Personnel Decisions International, Inc. Ms. Eisenman also serves as a director of UST, Inc.

      Mr. Ettinger has held the position with Enhance Financial set forth above since 1995. From 1993 to 1995 he rendered consulting and strategic planning services to life insurance companies.

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

      Mr. Saltzman has served as a director of Enhance Financial since 1996. He has been President and Chief Executive Officer of Jackson Life Insurance Company since 1994. He previously served from 1983 as Executive Vice President of SunAmerica Inc. and as President of its subsidiary life insurance company.

      Mr. Shima has served as a director of Enhance Financial since 1993. He has been an independent consultant since 1993, having previously thereto from 1992 served as Managing Director of Russell Miller, Inc., an investment banking concern specializing in the insurance industry. Mr. Shima also serves as a director of CTG Resources, Inc. and a trustee of the Evergreen Mutual Funds.

      Mr. Stuart has served as a director of Enhance Financial since 1992, having also served as a director of Asset Guaranty from its inception until 1995. He has for the last ten years served as an independent consultant regarding organizational and personnel matters. He served from 1990 to 1992 as Chairman of the Council of Management Advisors of Dean Witter Reynolds Inc. He is the founder and honorary chairman of Spencer Stuart Executive Recruiting Consultants and also serves as a director of US Timberlands, L.P.

      Mr. Sulzer has served as a director of Enhance Financial since 1996. He has since 1991 served in various management capacities with Swiss Re, a shareholder of Enhance Financial, currently serving since July 1997 as Co-Head of Underwriting in its New Markets Division of Swiss Re. From January 1991 to that date he served as head of Swiss Re's Credit and Bonding Department. Mr. Sulzer also served as a director of Societa Italiana Cauzioni, Rome, Italy, and American Credit Indemnity.

      Ms. Wallison has served as a director of Enhance Financial since 1992, having also served as a director of each of the Insurance Subsidiaries since its inception until 1995. She has since 1983 been a member of the law firm of Jones, Day, Reavis & Pogue, resident in its Washington, D.C. office.

      Mr. Wind has served as a director of Enhance Financial since 1996. He has been on the faculty of the Wharton School of the University of Pennsylvania since 1967, currently serving as The Lauder Professor and Professor of Marketing. He also serves as a business consultant to several publicly and privately held, U.S. and non-U.S. corporations and has served on the editorial boards of and as a contributor to numerous journals on marketing.

Item 11. Executive Compensation.

Summary Compensation Table

      The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, based on salary and bonus earned during 1997. Except as described below in this item under "Employment Agreement," the Company has not entered with any executive officer into (i) an employment agreement or
(ii) any compensatory plan or arrangement which is activated upon the resignation, termination or retirement of the executive officer or upon a change in control of the Company or change in the executive officer's responsibilities following a change in control.

                                                                                          Long-Term
                                              Annual Compensation                         Compensation
                                 ----------------------------------------------           ------------
                                                                                           Securities
Name and                                                                                   Underlying
Principal Position               Year            Salary                Bonus              Options/SARs
------------------               ----            ------                -----              ------------
Daniel Gross                     1997          $500,000             $1,150,000              175,000
   President and Chief           1996           480,000                675,000               75,000
   Executive Officer             1995           450,000                420,000               60,000

Tony M. Ettinger                 1997           273,863                260,000               20,000
  Executive Vice                 1996           261,041                132,500               14,000
   President                     1995           211,718                100,000               15,000

Samuel Bergman                   1997           313,281                200,000               14,000
  Executive Vice                 1996           301,042                145,000               14,000
   President and                 1995           293,125                100,000               20,000
   Secretary

Arthur Dubroff                   1997           281,400                220,000               20,000
   Executive Vice                1996           123,462                175,000(2)            75,000(2)
   President and
   Chief Financial
   Officer(1)

Ronald M. Davidow                1997           268,838                180,000               13,500
   Executive Vice                1996           260,625                127,500               13,500
    President                    1995           250,833                 87,000               20,000

----------
(1)   Became an officer of the Company in 1996.

(2) Includes a bonus of $100,000 and a stock option for 55,000 shares of Common Stock granted to Mr. Dubroff upon commencement of his employment. See "Agreements with Executive Officers" in this section.

Option/SAR Grants During 1997

      The following table provides information regarding stock options/SARs granted to the named executive officers during 1997:

                                                       Individual Grants
                    ---------------------------------------------------------------------------------------
                                             Percent of
                               Number of   Total Options
                              Securities     Granted to
                              Underlying    Employees in                                       Grant Date
 Name and                      Options        Fiscal          Exercise or    Expiration       Present Value
 Principal Position           Granted(1)       Year           Base Price        Date               (2)
 ------------------           ----------       ----           ----------        ----               ---
 Daniel Gross                   75,000         12.3             41.63          5/31/07       $1,352,070(3)
   President and Chief         100,000         16.4             57.44         12/31/07        2,495,350(4)
   Executive Officer

Tony M. Ettinger                20,000          3.3             57.63         12/31/07          509,834(5)
   Executive Vice
   President

Samuel Bergman                  14,000          2.3             57.63         12/31/07          356,884(5)
   Executive Vice
   President and
   Secretary

Arthur Dubroff                  20,000          3.3            57.63          12/31/07          509,834(5)
   Executive Vice
   President and
   Chief Financial
   Officer

Ronald M. Davidow               13,500          2.2            57.63          12/31/07          344,138(5)
   Executive Vice
   President

----------
(1) Options granted pursuant to the Incentive Plan. Such options vest, subject to continuation of employment, in 25% increments during the consecutive four-year period commencing on the last date of the month of grant. The options are not transferable except by the laws of descent and distribution and, accordingly, may be exercised during the life of the optionee only by the optionee or the optionee's legal representative and after the optionee's death only by the beneficiary previously designated by the optionee.

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

(3) The Black-Scholes option valuation assumes a volatility of 19.3, a risk-free rate of return of 6.667%, a dividend yield of 1.1% and a discount due to the risk of forfeiture of 3%.

(4) The Black-Scholes option valuation assumes a volatility of 28.2, a risk-free rate of return of 5.80%, a dividend yield of 0.76% and a discount due to the risk of forfeiture of 3%.

(5) The Black-Scholes option valuation assumes a volitility of 29.1, a risk-free rate of return of 5.88%, a dividend yield of 0.76% and a discount due to the risk of forfeiture of 3%.

Aggregated Option/SAR Exercises During 1997
and Fiscal Year-End Option Values
-------------------------------------------

      The following table provides information as to the named executive officers regarding stock option exercises and the number and value of stock options/SARs held by them at December 31, 1997.

                                                                No. of Securities Underlying      Value of Unexercised In-The-
                                                                 Unexercised Stock Options/           Money Options/SARs as
                               Shares                               SARs at December 31,               December 31, 1997(1)
                              Acquired                         -------------------------------     ----------------------------
Name and                         on             Value
Principal Position            Exercise         Realized        Exercisable       Unexercisable     Exercisable    Unexercisable
------------------            --------         --------        -----------       -------------     -----------    -------------
Daniel Gross
   President and Chief
   Executive Officer            -0-               -0-             271,250           276,250        $10,827,188      $4,702,500

Tony M. Ettinger
   Executive Vice
   President                   13,125          $208,828            13,500            47,375            464,016         912,281

Samuel Bergman
   Executive Vice
   President and
   Secretary                   12,400           282,600            71,000            39,500          2,796,188         867,750

Arthur Dubroff
    Executive Vice
    President and Chief
    Financial Officer            -0-              -0-              18,750            76,250            576,094       1,765,781

Ronald M. Davidow
   Executive Vice
   President                     -0-              -0-              61,500            38,000          2,397,938         830,063

---------------

(1) Calculated on the basis of (a) the excess of the closing price of the Common Stock as reported by the New York Stock Exchange on December 31, 1997 over the option exercise price multiplied by (b) the number of shares of Common Stock underlying the option.

Enhance Reinsurance Pension Plan

      The Company maintains a defined benefit pension plan named the "Enhance Reinsurance Pension Plan" (the "Pension Plan") which is intended to be a tax-qualified plan under Section 401(a) of the Code. All employees of the Company (other than Singer and Van-Am) who have attained age 21 and who have completed at least one year of service are eligible to participate in the Pension Plan. The Pension Plan provides a normal retirement benefit at normal retirement (the earlier of the date on which a participant (a) has attained age 65 and completed five years of participation or (b) has attained age 62 and completed ten years of participation) equal to 2.25% of the participant's compensation multiplied by his or her years of service up to his or her first 15 years, plus 1.75% of the participant's compensation multiplied by his or her years of service for his or her next ten years, plus 1% of the participant's compensation multiplied by his or her years of service for his or her next five years. Compensation is defined as the average of the participant's three highest consecutive years of earnings. (See Note 2 to the table below regarding the maximum compensation considered "earnings" for the foregoing purposes. No such maximum applies with respect to the determination of compensation for purposes of the Summary Compensation Table above in this item.) A participant whose service terminates prior to normal retirement is also eligible for percentage of his or her normal retirement benefit at normal retirement date multiplied by a retirement benefit, payable at normal retirement age, in an amount equal to the vested fraction, the numerator of which is the number of years of plan participation by him or her as of the date of his or her termination and the denominator of which is the number of years of participation he or she would have had under the Pension Plan had he or she remained a participant until normal retirement. The actuarial equivalent of such vested benefit may be distributed in a lump sum prior to normal retirement age. The vested percentage of a participant increases 20% per year beginning after two years of service, such that his or her vested percentage is 100% after six years. For purposes of determining a participant's retirement benefit and vested percentage, "years of service" and "years of participation," while not synonymous, include service with the Company and certain service with predecessor employers.

      The following table illustrates annual pension benefits payable under the Pension Plan assuming retirement at normal retirement age at various levels of compensation and years of service. Such benefits are based on a straight life annuity and are not subject to any deduction for Social Security or other offset amounts.

                               PENSION PLAN TABLE

                                                        Years of Service
                  ----------------------------------------------------------------------------------
 Highest
 Average              15                20                25               30                35*
Earnings
--------          ----------------------------------------------------------------------------------
$100,000          $ 33,750          $ 42,500          $ 51,250         $ 56,250          $ 56,250
 125,000            42,188            53,125            64,063           70,313            70,313
 150,000            50,625            63,750            76,875           84,375            84,375
 175,000(2)         59,063            74,375            89,688           98,438            98,438
 200,000(2)         67,500            85,000           102,500(1)       112,500(1)        112,500(1)
 225,000(2)         75,938            95,625           115,313(1)       126,563(1)        126,563(1)
 250,000(2)         84,375           106,250(1)        128,125(1)       140,625(1)        140,625(1)
 300,000(2)        101,250(1)        127,500(1)        153,750(1)       168,750(1)        168,750(1)
 400,000(2)        135,000(1)        170,000(1)        205,000(1)       225,000(1)        225,000(1)
 450,000(2)        151,875(1)        191,250(1)        230,625(1)       253,125(1)        253,125(1)
 500,000(2)        168,750(1)        212,500(1)        256,250(1)       281,250(1)        281,250(1)

----------
*     Plan limits service to 30 years for benefit purposes.

(1) These are hypothetical benefits based upon the Pension Plan's normal retirement benefit formula. The maximum annual benefit permitted under
      Section 415 of the Code in 1997 is $100,000, which will increase in 1998 to $104,000.

(2) The benefits shown corresponding to these compensation ranges are hypothetical benefits based upon the Pension Plan's normal retirement benefit formula. Under Section 401(a)(17) of the Code, a participant's compensation in excess of a specified maximum is disregarded for purposes of determining highest average earnings. (Such specified maximum amount (as adjusted to reflect cost of living increases) was $235,840 for the plan year beginning on or prior to November 1, 1994, decreasing to $150,000 for plan years beginning November 1, 1995 and November 1, 1996 and will increase to $160,000 for plan years beginning thereafter.)

      As of December 31, 1997, Messrs. Gross, Bergman, Dubroff, Davidow and Ettinger had ten, five, one, thirteen and two years of service, respectively, and ten, five, one, ten and two years of participation, respectively, under the Pension Plan.

Agreements with Executive Officers

      Enhance Financial and Arthur Dubroff, Executive Vice President and Chief Financial Officer, are parties to an employment agreement which provides for the payment of an annual base salary to Mr. Dubroff of not less than $275,000 plus an annual target bonus of 45% of such base salary. Under the employment agreement, Mr. Dubroff was granted in 1996 and 1997 options to purchase 75,000 and 20,000 shares of Common Stock, respectively, and is entitled to a grant of a stock option to purchase 20,000 shares of Common Stock in 1998 (or, at Enhance Financial's election, the cash value thereof). If Mr. Dubroff's employment is terminated by Enhance Financial within a 12-month period following a change of control (as defined), Enhance Financial is required to pay Mr. Dubroff a prorated portion of his annual bonus and, for the greater of the remainder of the term of his employment agreement and 12 months from the date of termination of his employment, his base salary. The employment agreement terminates on December 31, 1999 unless renewed by the parties.

      Enhance Financial and Elaine J. Eisenman are parties to an agreement which entitles Ms. Eisenman to the following in the event of her discharge by Enhance Financial or a material diminution in her title, authority, management responsibilities or compensation for any reason other than for "Cause," as therein defined leading to her resignation as an employee of the Company:


      o One year's severance payment equal to her then salary plus that year's target bonus (equal to 50% of her then salary);

      o Continued vesting during the one year's severance payment period of outstanding stock options previously granted to her under Enhance Financial's employee compensation plans; and

      o Continuation at Enhance Financial's expense during the one year's severance payment period of employee medical and other benefits.

Directors' Compensation

      Fee Compensation. Directors who are employees of the Company receive no fees or other compensation for services rendered as members of the board of directors of Enhance Financial. Mr. Tessler received a basic fee of $105,000 in 1997, and each other director of Enhance Financial who is not employed by the Company received a basic fee of $16,000. In addition, each such outside director who also served as chair of any committee of the board received in 1997 an additional $5,000 for all committees chaired by such director. Each outside director also received an additional $2,000 for each regular meeting of the board of directors attended plus $1,250 for each committee meeting attended which was held on a day other than a day on which the board met. No directors' fees were payable to corporate shareholders in respect of directorships occupied by their designees. All directors are reimbursed for travel and related expenses incurred in attending meetings of the board or committees.

      In March 1998, the board of directors adopted the Director Stock Ownership Plan, which provides each director who is not an employee of the Company with the opportunity to receive, at such director's election, up to 100% of the aforesaid fees in the form of shares of Common Stock. The shares will be issued to electing directors on or as of the date of any payment by Enhance Financial of director fees. The "purchase price" at which the shares will be issued will be equal to the closing price of the Common Stock on the New York Stock Exchange on that date. Each eligible director is entitled to make a new election annually for that year's fees. The plan will take effect with respect to fees payable from and after the regular meeting of directors scheduled for June 1998.

      Non-Employee-Director Stock Option Plan. Pursuant to the Directors' Option Plan, on each December 31 during the period in which the plan is in effect, each director of Enhance Financial or either Insurance Subsidiary who is not an employee of the Company was granted a non-qualified stock option to purchase 2,000 shares of Common Stock at an exercise price equal to the closing price of the Common Stock on the New York Stock Exchange on such date. Pursuant to an amendment to the plan adopted by the directors in December 1997, annual stock option grants for 1997 and thereafter were increased to 3,500 shares. The amendment and the additional 1,500 share grants in December 1997 are subject to the approval of Enhance Financial shareholders, to be sought at their 1998 annual meeting. There are reserved for issuance upon the exercise of options under the Directors' Option Plan an aggregate of 400,000 shares of Common Stock (subject to anti-dilutive adjustment), of which options for 183,833 shares were subject to outstanding options after the option grants made on December 31, 1997.

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

Compensation Committee Interlocks and Insider Participation

      The persons who served as members of the Compensation Committee during 1997 are Spencer R. Stuart (Chairman), Brenton W. Harries, David R. Markin, Richard J. Shima and Allan R. Tessler. The only person of the foregoing who is currently or has at any time been an officer or employee of the Company is Mr. Tessler, who serves as Chairman of the Board of Enhance Financial.

Non-Competition Agreements

      Messrs. Tessler, Sellers, and Gross are parties to non-competition agreements with Enhance Financial prohibiting them from, among other things, competing with the Company for a period of two years following their respective cessation of employment by or service to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of March 27, 1998 by (a) each shareholder known to Enhance Financial to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock; (b) each director of Enhance Financial; (c) each of the five most highly compensated executive officers of Enhance Financial; and (d) all executive officers and directors of Enhance Financial as a group.

Unless otherwise indicated, the address of each such person is c/o Enhance Financial Services Group Inc., 335 Madison Avenue, New York, New York 10017.

                                                     Number of         Percent
Name and Address                                     Shares(1)         of Class
----------------                                     ---------         --------

US WEST, Inc......................                    5,430,800(2)(3)    28.9
   7800 East Orchard Rd.
   Suite 200
   Englewood, Colorado 80111
FMR Corp..........................                    1,327,200(4)        7.1
   82 Devonshire St.
   Boston, MA 02109
Swiss Reinsurance Company ........                    1,700,000           9.1
   Mythenquai 50/60
   8022 Zurich
   Switzerland
Allan R. Tessler..................                      243,500(5)(6)     1.3
Wallace O. Sellers................                      417,500(5)(6)     2.2
Daniel Gross......................                      481,250(5)        2.5
Samuel Bergman....................                       72,350(5)         *
Ronald M. Davidow.................                      115,525(5)         *
Arthur Dubroff....................                       26,750(5)(7)      *
Tony M. Ettinger..................                       13,600(5)         *
Brenton W. Harries................                       12,000(6)         *
David R. Markin...................                      111,000(6)         *
Robert P. Saltzman................                       61,000(6)(8)      *
Richard J. Shima..................                        9,000(6)         *
Spencer R. Stuart.................                       12,000(6)(9)      *
Adrian U. Sulzer..................                        1,000(6)         *
Frieda K. Wallison................                       14,224(6)         *
Jerry Wind........................                        6,000(6)         *
All executive officers and
 directors as a group.............                    1,664,069(10)      8.5

----------
*     Less than 1%.

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

(2) In 1995, U S WEST sold its 7.625% Exchangeable Notes due December 15, 1998 ("Debt Exchangeable for Common Stock" or "DECS"). At maturity (including as a result of acceleration or otherwise), the principal amount of the DECS will be mandatorily exchanged by U S WEST for up to 5,430,800 shares of Common Stock (or, at US WEST's option under certain circumstances, the cash equivalent thereof).

(3) See Item 13. "Certain Relationships and Related Transactions" for information regarding special powers of U S WEST under Enhance Financial's certificate of incorporation and the manner in which U S WEST has announced its intention to vote the shares owned by it.

(4) On February 10, 1998, FMR Corp. filed a Schedule 13G stating its ownership of shares of Common Stock at December 31, 1997. According to such Schedule 13G, beneficial ownership of 1,107,900 of the shares is a result of Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., acting as investment advisor to various investment companies (the "Fidelity Funds"), including 1,019,700 shares resulting from the assumed conversion of DECS owned by such Fidelity Funds into shares of Common Stock. According to such Schedule 13G, beneficial ownership of the remaining 219,300 of the shares is a result of Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp., serving as investment manager of certain institutional account(s) (the "Institutional Accounts"), including 90,800 shares resulting from the assumed conversion of DECS owned by such Institutional Accounts into shares of Common Stock. According to such Schedule 13G, FMR Corp., directly or through subsidiaries, has the sole power to vote only 187,600 of the shares of Common Stock beneficially owned by it. FMR Corp. does not have sole power to vote or direct the vote the shares owned directly by the Fidelity Funds and 31,700 shares of Common Stock owned by the Institutional Accounts, as such power resides with the Fidelity Funds' board of trustees or by the institutions owning such accounts, as the case may be.

(5) Includes the shares set forth in: (a) Column A below issuable to the named officer upon the exercise of presently exercisable options granted under the Incentive Plan and (b) Column B below owned beneficially by the named officer's wife and children or in trusts of which such officer is a trustee (as to which shares such officer disclaims beneficial ownership).

                  Name                         A                 B
                  ----                        ---               ---
            Allan R. Tessler                 18,500             2,000
            Wallace O. Sellers              156,000           258,500
            Daniel Gross                    271,250            93,500

            Samuel Bergman                   68,500             3,850
            Ronald M. Davidow                61,500               -0-
            Arthur Dubroff                   18,750               -0-
            Tony M. Ettinger                 13,500               -0-

(6) Includes shares issuable upon the exercise of the currently exercisable portion of options granted to such director under the Directors' Option Plan, as follows: Brenton W. Harries -- 11,000 shares; David E. Markin -- 11,000 shares; Robert P. Saltzman -- 1,000 shares; Wallace O. Sellers -- 1,000 shares; Richard J. Shima -- 7,000 shares; Spencer R. Stuart -- 11,000 shares; Adrian U. Sulzer -- 1,000 shares; Allan R. Tessler -- 3,000 shares; and Frieda K. Wallison -- 11,000 shares; and Jerry Wind -- 1,000 shares.

(7) Includes 7,000 shares issuable upon the exercise of the currently exercisable portion of options granted to Mr. Dubroff under the Directors' Option Plan prior to the commencement of his employment with the Company.

(8) Held in a living trust account of which Mr. Saltzman and his wife are co-trustees.

(9) Mr. Stuart's wife holds a durable power of attorney granting her joint voting and dispositive power over all shares owned by Mr. Stuart.

(10) Includes 65,000 shares issuable to the directors who are not employees of the Company (as of the date of grant) upon the exercise of the currently exercisable portion of options granted to them under the Directors' Option Plan; 656,250 shares issuable to the executive officers upon the exercise of currently exercisable options granted to them under the Incentive Plan; 358,050 shares owned beneficially by spouses of executive officers in trusts of which such officers are trustees or by executive officers or their spouses as custodians for their children. Such persons disclaim beneficial ownership of such shares owned by their spouses, individually or as custodians, or by such trusts.

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

      The Company has not entered, and does not intend to enter, into any of the specified activities, and, accordingly, the aforesaid provision has not had, and is not expected to have, any material effect on the business of the Company. Enhance Financial intends to propose at the meeting of shareholders next following the time at which US WEST ceases to own shares of Common Stock the elimination of the aforesaid provision from the certificate of incorporation, which will require the vote of the holders of a majority of shares of Common Stock outstanding.

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

Seguradores Brasilieras de Fiancas

      In November 1997, Enhance Financial and Swiss Re each purchased 25% equity interests in SBF for a respective initial investments of $3.3 million. It is anticipated that Enhance Financial and Swiss Re will from time to time make additional investments in SBF as its capital needs may require. See Item 1. "Business - Description of Business - Other Businesses and Investments."

Reinsurance of FSA Business

      U S WEST owns a substantial interest in FSA, a financial guaranty insurer which reinsures a portion of its business with the Company, all on terms and provisions equivalent to those in comparable transactions currently in effect with unaffiliated entities. FSA accounted for 16.0 % of the Company's total gross premiums written in 1997. The Company believes that it and FSA conduct their business with each other on an arms'-length basis and with terms no more favorable to the other than would be the case absent the aforesaid relationship. However, no assurance can be given that conflicts of interest may not develop in the future or that the business conducted with FSA may not diminish in future periods regardless of whether payment of the DECS is made in the form of shares of Common Stock. See Item 1. "Business -- Description of Business -- Reinsurance of Monoline Financial Guaranty Insurers" and Item 12. "Security Ownership of Certain Beneficial Owners and Management."

Jones, Day, Reavis & Pogue

      Frieda K. Wallison, a director of Enhance Financial, is a member of Jones, Day, Reavis & Pogue, a law firm retained by the Company during 1997.

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

3.1.2 Certificate of amendment to the restated certificate of incorporation of the registrant filed with the State of New York on June 6, 1996. (Incorporated by reference to Exhibit 3.1.2 to the Annual Report on Form 10-K for the year ended December 31, 1996 of the registrant (the "1996 Form 10-K").)

3.2 By-laws of the registrant, as amended through December 3, 1991. (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 filed with the Securities and Exchange Commission (the "Commission") on January 21, 1992 ("Amendment No. 1") to the registrant's Registration Statement on Form S-1 (File No. 33-44322) filed with the Commission on December 11, 1991 (the "1991 Registration Statement").)

4.1 Specimen certificate evidencing shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the 1991 Registration Statement, filed with the Commission on February 12, 1992 ("Amendment No. 4").)

4.2.1 Amended and restated credit agreement dated as of November 24, 1992, as amended and restated October 1, 1996 (the "Credit Agreement"), among the registrant and The Chase Manhattan Bank ("Chase"), as lender and administrative agent, and Fleet National Bank and Bank of Tokyo-Mitsubishi Trust Company, as lenders. (Incorporated by reference to Exhibit 4.2.1 to the 1996 Form 10-K.)

4.2.2 Amended and restated pledge agreement dated as of November 24, 1992 amended and restated as of March 27, 1998 between the registrant and Chase, as agent.

4.2.3   Amendment No. 1, dated as of December 31, 1997 to the Credit Agreement.

4.2.4   Amendment No. 2, dated as of March 27, 1998, to the Credit Agreement.

4.3.1 Form of Indenture dated as of February ____, 1993 (the "Indenture") between the registrant and Chase, as Trustee. (Incorporated by reference to Exhibit 4.1 to Amendment No. 2 filed with the Commission on February 10, 1993 ("Amendment No. 2") to the Registration Statement on Form S-1 (File No. 33-55958) filed with the Commission on December 18, 1992 (the "1992 Registration Statement").

4.3.2 Form of Enhance Financial Services Group Inc. ____% Debentures due 2003. (Incorporated by reference to Exhibit 4.3.3 to Amendment No. 2 to the 1992 Registration Statement.)

4.4.1 Form of Indenture (Senior Debt Securities) dated as of March __, 1998 between the registrant and Chase, as Trustee. (Incorporated by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-3 (File No. 333-47895) filed with the Commission on March 13, 1998 (the "1998 Registration Statement").)

4.4.2 Form of Indenture (Subordinated Debt Securities) dated as of March __, 1998 between the registrant and Chase, as Trustee. (Incorporated by reference to Exhibit 4.2 to the 1998 Registration Statement.)

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

10.2.1 1987 Long Term Incentive Plan for Key Employees, as amended (the "1987 Incentive Plan"). (Incorporated by reference to Exhibit 10.2.2 to the 1996 Form 10-K.)

10.2.2 Form of option grant certificate under the 1987 Incentive Plan for options granted in December 1997.

10.2.3 1997 Long Term Incentive Plan for Key Employees (the "1997 Incentive Plan").

10.2.4 Form of option grant certificate under the 1997 Incentive Plan for options granted in December 1997.

10.3.1 Non-Employee-Director Stock Option Plan (the "Directors' Option Plan"). (Incorporated by reference to Exhibit 10.6.4 to the 1992 Registration Statement.)

10.3.2 Form of option grant certificate under the Directors' Option Plan for options granted in 1992. (Incorporated by reference to Exhibit 10.6.5 to the 1992 Registration Statement.)

10.3.3  Director Stock Ownership Plan.

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

10.6 Employment agreement dated July 16, 1996 between the registrant and Arthur Dubroff. (Incorporated by reference to Exhibit 10.6 of the 1996 Form 10-K.)

10.7 Agreement dated December 11, 1997 between the registrant and Elaine J. Eisenman.

10.8 Stock purchase agreement dated February 9, 1996 among the registrant, The Manufacturers Life Insurance Company, Manulife (International) Limited and Swiss Reinsurance Company. (Incorporated by reference to
        Exhibit 10.1 to the 1996 Registration Statement.)

21.1    Subsidiaries of the registrant.

23.1    Consent of Deloitte & Touche LLP

24.1    Power of Attorney. (Included on signature page of this report.)

(b)  Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                   ENHANCE FINANCIAL SERVICES GROUP INC.


                                   By: /s/ Daniel Gross
                                       -------------------------------------
                                       Daniel Gross
                                       President and Chief Executive Officer


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

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1998 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                     /s/ Daniel Gross
                                     ------------------------------------
                                      Daniel Gross
                                      President and Chief Executive
                                        Officer and a director (principal
                                         executive officer)



                                     /s/ Arthur Dubroff
                                     ------------------------------------
                                     Arthur Dubroff
                                     Executive Vice President
                                       (principal financial officer
                                       and principal accounting
                                       officer)

                                     /s/ Brenton W. Harries
                                     ------------------------------------
                                      Brenton W. Harries
                                      Director



                                     /s/ David R. Markin
                                     ------------------------------------
                                      David R. Markin
                                      Director



                                     /s/ Wallace O. Sellers
                                     ------------------------------------
                                      Wallace O. Sellers
                                      Director



                                     /s/ Richard J. Shima
                                     ------------------------------------
                                      Richard J. Shima
                                      Director



                                     /s/ Robert P. Saltzman
                                     ------------------------------------
                                      Robert P. Saltzman
                                      Director



                                     /s/ Spencer R. Stuart
                                     ------------------------------------
                                      Spencer R. Stuart
                                      Director



                                     /s/ Adrian U. Sulzer
                                     ------------------------------------
                                      Adrian U. Sulzer
                                      Director



                                     /s/ Allan R. Tessler
                                     ------------------------------------
                                      Allan R. Tessler
                                      Director



                                     /s/ Frieda K. Wallison
                                     ------------------------------------
                                      Frieda K. Wallison
                                      Director



                                     /s/ Jerry Wind
                                     ------------------------------------
                                      Jerry Wind
                                      Director