Form 10-Q
period 1998-03-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1998-05-15
CIK 881889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

Commission file number 1-10967

                      ENHANCE FINANCIAL SERVICES GROUP INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                               13-3333448
 -----------------------------------         ----------------------------
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

Yes |X|  No | |

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,785,505 shares of common stock, par value $.10 per share, as of May 11, 1998.

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      INDEX

                                                                          PAGE
                                                                          ----

Part I      FINANCIAL INFORMATION (Unaudited)

Item 1.     Financial Statements

               Consolidated Balance Sheets -
                    March 31, 1998 and December 31, 1997...............     3

               Consolidated Statements of  Income -
                    Three months ended March 31, 1998 and 1997.........     4

               Consolidated Statements of Cash Flows -
                    Three months ended March 31, 1998 and 1997.........     5

               Consolidated Statement of Shareholders' Equity -
                    Three months ended March 31, 1998..................     6

               Notes to Consolidated Financial Statements..............     7

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........   8-9

PART II     OTHER INFORMATION..........................................    10

Signature   ...........................................................    11

Exhibit 27. Financial data schedules

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                                 March 31,            December 31,
                                                                                              -----------------     ----------------
                                                                                                    1998                  1997
                                                                                              -----------------     ----------------
                                                                                                 (unaudited)

Assets
   Investments:
      Fixed maturities, held to maturity, at amortized cost
         (market value $210,592 and $219,763) ........................................              $201,723               $210,436
      Fixed maturities, available for sale, at market
         (amortized cost $609,619 and $577,388) ......................................               639,955                608,077
      Common stock, at market (cost $498) ............................................                   833                    833
      Investment in affiliates .......................................................                41,551                 38,862
      Other invested assets ..........................................................                24,871                 29,050
      Short-term investments .........................................................                51,219                 50,827
      Cash and cash equivalents ......................................................                18,224                 21,405
                                                                                                 -----------            -----------
        Total Investments ............................................................               978,376                959,490

   Premiums and other receivables ....................................................                31,876                 29,958
   Accrued interest and dividends receivable .........................................                13,050                 13,388
   Deferred policy acquisition costs .................................................                96,092                 95,645
   Federal income taxes recoverable ..................................................                 3,676                  3,366
   Prepaid reinsurance premiums ......................................................                 5,435                  6,281
   Reinsurance recoverable on unpaid losses ..........................................                 2,495                  2,688
   Receivable for securities .........................................................                12,292                    702
   Other assets ......................................................................                51,283                 45,975
                                                                                                 -----------            -----------
        TOTAL ASSETS .................................................................            $1,194,575             $1,157,493
                                                                                                 ===========            ===========

Liabilities and Shareholders' Equity
LIABILITIES
   Losses and loss adjustment expenses ...............................................               $36,050                $33,675
   Reinsurance payable on paid losses and loss adjustment expenses ...................                 3,433                  3,479
   Deferred premium revenue ..........................................................               296,698                287,535
   Accrued profit commissions ........................................................                 4,207                  3,768
   Deferred income taxes .............................................................                69,309                 64,680
   Long-term debt ....................................................................                75,000                 75,000
   Short-term debt ...................................................................                43,500                 43,500
   Payable for securities ............................................................                11,958                  5,318
   Accrued expenses and other ........................................................                55,470                 59,145
                                                                                                 -----------            -----------
       TOTAL LIABILITIES .............................................................               595,625                576,100
                                                                                                 -----------            -----------

SHAREHOLDERS' EQUITY
   Common stock-$.10 par value
      Authorized-30,000,000 shares
      Issued-19,557,530 and 19,335,935 shares ........................................                 1,956                  1,934
   Additional paid-in capital ........................................................               236,947                230,440
   Retained earnings .................................................................               361,556                344,402
   Unrealized gains ..................................................................                19,233                 19,396
   Treasury stock ....................................................................               (20,742)               (14,779)
                                                                                                 -----------            -----------
      TOTAL SHAREHOLDERS' EQUITY .....................................................               598,950                581,393
                                                                                                 -----------            -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................            $1,194,575             $1,157,493
                                                                                                 ===========            ===========

                 See notes to consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (unaudited)

                                                                                      Three months ended
                                                                                           March 31,
                                                                              ------------------------------------
                                                                                    1998               1997
                                                                              -----------------   ----------------

Revenues
    Net premiums written ..................................................        $33,664                $21,627
    Increase in deferred premium revenue ..................................        (10,009)                (2,125)
                                                                               -----------            -----------
         Premiums earned ..................................................         23,655                 19,502
    Net investment income .................................................         12,928                 12,247
    Net realized losses on sale of investments ............................           (324)                (2,436)
    Assignment sales ......................................................         10,424                  2,500
    Other income ..........................................................          1,624                    662
                                                                               -----------            -----------
         Total revenues ...................................................         48,307                 32,475
                                                                               -----------            -----------

Expenses
    Losses and loss adjustment expenses ...................................          2,255                  1,962
    Policy acquisition costs ..............................................          8,115                  6,969
    Profit commissions ....................................................            439                    199
    Other operating expenses - insurance ..................................          3,426                  1,827
                             - non-insurance ..............................          7,728                  1,848
                                                                               -----------            -----------
         Total expenses ...................................................         21,963                 12,805
                                                                               -----------            -----------
    Income from operations ................................................         26,344                 19,670
    Equity in net income of affiliates ....................................          2,601                     78
    Foreign currency losses ...............................................              0                     (1)
    Interest expense ......................................................         (1,851)                (1,356)
                                                                               -----------            -----------
         Income before income taxes .......................................         27,094                 18,391
    Income tax expense ....................................................          7,876                  4,523
                                                                               -----------            -----------
         Net income .......................................................        $19,218                $13,868
                                                                               ===========            ===========

Basic earnings per share ..................................................          $1.03                  $0.76
                                                                               ===========            ===========

Diluted earnings per share ................................................          $0.98                  $0.74
                                                                               ===========            ===========

Basic weighted average shares outstanding .................................         18,738                 18,234
                                                                               ===========            ===========

Diluted weighted average shares outstanding ...............................         19,625                 18,859
                                                                               ===========            ===========

            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                            -----------------------------------
                                                                               1998                   1997
                                                                            -----------            ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ........................................................         $19,218                $13,868
    Adjustments to reconcile net income to net cash
        provided by operating activities:
       Depreciation and amortization, net .............................          (1,338)                (2,190)
       Loss on sale of investments, net ...............................             324                  2,436
       Equity in (net income) of affiliates ...........................          (2,601)                   (78)
       Change in assets and liabilities net of effects from
           consolidation of previously unconsolidated affiliate:
               Premiums and other receivables .........................          (1,918)                 2,461
               Accrued interest and dividends receivable ..............             338                  1,079
               Accrued expenses and other liabilities .................          (3,675)                (1,754)
               Deferred policy acquisition costs ......................            (447)                (1,796)
               Deferred premium revenue, net ..........................          10,009                  2,126
               Accrued profit commissions .............................             439                    199
               Losses and loss adjustment expenses, net ...............           2,522                  2,169
               Other assets ...........................................            (888)                  (152)
               Income taxes, net ......................................           4,509                    880
                                                                            -----------            -----------
    Net cash provided by operating activities .........................          26,492                 19,248
                                                                            -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ................................            (561)                  (179)
    Proceeds from sales and maturities of investments .................          30,089                 62,471
    Purchase of investments ...........................................         (58,881)               (63,068)
    Purchases of short-term investments, net ..........................            (392)                (2,528)
    Sales of other invested assets, net ...............................           4,179                     --
    Investment in affiliates ..........................................             (88)                (4,500)
    Cash of previously unconsolidated affilliate ......................              --                    147
                                                                            -----------            -----------
    Net cash used in investing activities .............................         (25,654)                (7,657)
                                                                            -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Receivable from affiliates ........................................          (2,521)                (9,343)
    Capital stock .....................................................           6,529                  4,467
    Dividends paid ....................................................          (2,064)                (2,047)
    Principal payment long-term debt ..................................              --                  7,000
    Purchase of treasury stock ........................................          (5,963)                (2,544)
                                                                            -----------            -----------
Net cash used in financing activities .................................          (4,019)                (2,467)
                                                                            -----------            -----------
Net change in cash and cash equivalents ...............................          (3,181)                 9,124
Cash and cash equivalents, beginning of period ........................          21,405                  5,385
                                                                            -----------            -----------
Cash and cash equivalents, end of period ..............................         $18,224                $14,509
                                                                            ===========            ===========

            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                       (In thousands except share amounts)
                                   (unaudited)


                                                   Common Stock                  Treasury Stock             Additional
                                         ------------------------------   -----------------------------      Paid-in
                                           Shares          Amount            Shares           Amount         Capital
                                         ---------------  -------------   -------------   -------------   --------------

Balance, December 31, 1997...........        19,335,935         $1,934         642,200        ($14,779)        $230,440
Change in unrealized gain (loss).....
Dividends paid ($0.11 per share).....
Exercise of stock options............           221,595             22                                            6,507
Purchase of treasury stock...........                                          115,000          (5,963)
Net income...........................
                                         ---------------  -------------   -------------   -------------   ---------------
Balance, March 31, 1998..............        19,557,530         $1,956         757,200        ($20,742)        $236,947
                                         ===============  =============   =============   =============   ==============

                                           Unrealized            Retained
                                          Gains (Losses)          Earnings         Total
                                         ----------------    ---------------   -------------

Balance, December 31, 1997...........            $19,396           $344,402        $581,393
Change in unrealized gain (loss).....               (163)                              (163)
Dividends paid ($0.11 per share).....                                (2,064)         (2,064)
Exercise of stock options............                                                 6,529
Purchase of treasury stock...........                                                (5,963)
Net income...........................                                19,218          19,218
                                        ----------------------------------------------------
Balance, March 31, 1998..............            $19,233           $361,556        $598,950
                                         ================    ===============   =============

                 See notes to consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1998 AND 1997

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Rules and Regulations of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 of Enhance Financial Services Group Inc. ("Enhance Financial").

The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

2. DIVIDENDS DECLARED

In March 1998, Enhance Financial declared and paid a cash dividend of $.11 per share totaling approximately $2,064,000.

3. COMMON STOCK

During the first quarter of 1998, Enhance Financial repurchased 115,000 shares of its common stock outstanding at prices ranging from $42.57 to $56.43 as part of its stock repurchase program.

Of the 115,000 shares repurchased in the first quarter, 25,000 were repurchased under the Company's forward purchase agreement.

4. NEW ACCOUNTING STANDARD

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," during the first quarter of 1998 as required. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements.

Total comprehensive income for the three months ended March 31, 1998 and 1997 was $19.1 million and $5.8 million, respectively. Presently, other comprehensive income represents changes in unrealized gains and losses on available for sale securities.

5. RECLASSIFICATIONS

Certain of the 1997 amounts have been reclassified to conform to the current year presentation.

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

Results of Operations

Three Months Ended March 31, 1998 vs.
Three Months Ended March 31, 1997

Gross premiums written in the first three months of 1998 were $33.4 million compared with $22.4 million in the same period in 1997, representing an increase of 49.3%. This increase was attributable in large part to a large facultative reinsurance transaction with one of the Company's primary insurers.

Net premiums written increased 55.7% to $33.7 million in the first three months of 1998 from $21.6 million in the same period in 1997. Of the Company's net premiums written in the first quarter of 1998, 48.3%, 16.5% and 35.2% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 42.1%, 12.0% and 45.9% during the same period in 1997.

Premiums earned grew 21.3% to $23.7 million in the first quarter of 1998 from $19.5 million in the 1997 first quarter. Premiums earned from refundings contributed $4.4 million (or 18.6%) of premiums earned in the 1998 first quarter compared to $2.3 million (or 11.8%) in the same period in 1997. Deferred premium revenue grew to $291.3 million at March 31, 1998 from $281.3 million at the beginning of 1998.

Net investment income increased 5.6% to $12.9 million in the first three months of 1998 from $12.2 million in the same period in 1997. This increase resulted primarily from the growth in the Company's investment portfolio from $804 million at March 31, 1997 to $899 million at March 31, 1998. The average yields on the Company's investment portfolio were 6.1% and 6.2% for the first quarters of 1998 and 1997, respectively. In addition, the Company realized $0.3 million of capital losses in the first quarter of 1998 compared with $2.4 million of capital losses in the first quarter of 1997.

The Company recognized revenues from disposition of assignments, through securitization and other sales, of $10.4 million in the first three months of 1998 compared to $2.5 million in the same period in 1997. The 1997 first quarter revenues represent assignment sales subsequent to the Company's acquisition of a majority ownership interest in Singer in March 1997.

Incurred losses and LAE were $2.3 million and $2.0 million in the first quarters of 1998 and 1997, respectively.

The Company's expense ratio was 50.6% in the first quarter of 1998 compared to 46.1% in the 1997 first quarter. Policy acquisition costs ("PAC") were $8.1 million and $7.0 million for the first quarter of 1998 and 1997, respectively, representing 34.3% and 35.7% of earned premiums in those respective periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The increase in the Company's expense ratio in the first quarter of 1998 compared to the same period in 1997 reflects the Company's continued investment in the resources necessary to grow its insurance operations. The corresponding decrease in the PAC ratio is attributable to a greater percentage of earned premiums in the first quarter of 1998 coming from product lines with lower acquisition costs.

The Company realized net income of $2.6 million from its equity investments in the first quarter of 1998 compared to $0.1 million in the 1997 first quarter. The 1997 amount includes the Company's share of the net income of Singer prior to March 1997, from which time the results of Singer have been consolidated.

Interest expense totaled $1.9 million and $1.4 million in the first quarters of 1998 and 1997, respectively, reflecting an increase in the average borrowings outstanding under the Company's line of credit in the 1998 first quarter.

The Company's effective tax rate for the first quarter of 1998 was 29.1% compared to 24.6% for the 1997 comparable period. The increase in the tax rate is reflective of a greater proportion of the Company's net income being attributable to its diversification activities.

The Company's 1998 first-quarter net income increased 38.6% to $19.2 million from $13.9 million in the first quarter of 1997. First-quarter 1998 diluted earnings per share increased 33.2% to $.98 per share from $0.74 per share for the first quarter of 1997. Diluted operating earnings per share, which excludes the impact of capital and foreign exchange gains and losses, increased 20.8% to $0.99 from $0.82 in the 1997 first quarter.

II.  Liquidity and Capital Resources

As a holding company, Enhance Financial finances the payment of its operating expenses, principal and interest on its debt obligations, dividends to its shareholders and the repurchase of Common Stock primarily from dividends and other payments from the Insurance Subsidiaries; manages cash flows associated with the Company's diversification activities and draws on its line of credit provided under the credit agreement described below. Payments of dividends to Enhance Financial by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. As of March 31, 1998, the maximum amount of dividends available from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities was $15.5 million. During the first quarter of 1998 the Insurance Subsidiaries paid dividends of $6.0 million to Enhance Financial.

The Company's cash flow from operations for the first quarter of 1998 was $26.5 million compared to $19.2 million for the same period in 1997. The Company's investment portfolio increased to $899 million at March 31, 1998 from $876 million at December 31, 1997 primarily from operating cash flows.

The Company maintains a credit agreement with three major commercial banks providing for borrowings of up to $75 million to be used for general corporate purposes. As of March 31, 1998, the Company had $43.5 million outstanding under the credit agreement.

In March 1998, Enhance Financial declared and paid a regular quarterly dividend of $.11 per share, totaling $2.1 million.

                           PART II - OTHER INFORMATION

                                      None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENHANCE FINANCIAL SERVICES GROUP INC.


Date: May 14, 1998                     By: /s/ Arthur Dubroff
                                           ----------------------------------
                                           Arthur Dubroff
                                           Executive Vice President (duly
                                                authorized officer) and
                                                Principal Financial Officer