Form 10-Q
period 1998-06-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1998-08-14
CIK 881889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     0F THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30 1998

                                       OR

|_|                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from________________________to___________________________

Commission file number 1-10967

                      ENHANCE FINANCIAL SERVICES GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                       13-3333448
-----------------------------                    -------------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

                   335 Madison Avenue, New York, New York 10017
                   --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 983-3100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year, if
                           changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,378,516 shares of common stock, par value $.10 per share, as of August 10, 1998.

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
Part I     FINANCIAL INFORMATION (Unaudited)

Item 1.    Financial Statements

               Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997 ..................     3

               Consolidated Statements of Income -
                  Six months ended June 30, 1998 and 1997 ..............     4

               Consolidated Statement of Shareholders' Equity -
                  Six months ended June 30 1998 ........................     5

               Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1998 and 1997 ..............     6

               Notes to Consolidated Financial Statements ..............     7

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations ..........  8-11

PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote
                of Security Holders ....................................    12

Signature ..............................................................    14

Exhibit 3.3. Certificate of Amendment to the Certificate of Incorporation of the registrant filed with the State of New York on June 3, 1998

Exhibit 4.2. Credit Agreement dated as of June 30, 1998, among the registrant, Fleet National Bank, as lender, Administative Agent and Administrator, and The Bank of Tokyo -- Mitsubishi, Ltd., New York Branch, The First National Bank of Chicago and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders.

Exhibit 10.3.1. Non-Employee-Director Stock Option Plan, as amended (Incorporated by reference to Annex A to the Definitive Proxy Statement of the regtistrant on Form 14A, as filed with the Securities and Exchange Commission on May 4, 1998.)

Exhibit 27.       Financial data schedules.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except per share amounts)

                                                                 June 30,        December 31,
                                                               -----------       -----------
                                                                  1998              1997
                                                               -----------       -----------
Assets                                                         (unaudited)
  Investments:
    Fixed maturities, held to maturity, at amortized cost
      (market value $208,360 and $219,763)                     $   199,798       $   210,436
    Fixed maturities, available for sale, at market
      (amortized cost $638,939 and $577,388)                       671,167           608,077
    Common stock, at market (cost $498)                                833               833
    Investment in affiliates                                        60,352            38,862
    Other invested assets                                           30,178            29,050
    Short-term investments                                          30,960            50,827
    Cash and cash equivalents                                       28,390            21,405
                                                               -----------       -----------
      Total Investments                                          1,021,678           959,490

  Premiums and other receivables                                    31,614            29,958
  Accrued interest and dividends receivable                         15,119            13,388
  Deferred policy acquisition costs                                 97,805            95,645
  Federal income taxes recoverable                                      --             3,366
  Prepaid reinsurance premiums                                       5,677             6,281
  Reinsurance recoverable on unpaid losses                           2,354             2,688
  Receivable for securities                                         11,871               702
  Other assets                                                      50,354            45,975
                                                               -----------       -----------
      TOTAL ASSETS                                             $ 1,236,472       $ 1,157,493
                                                               ===========       ===========

Liabilities and Shareholders' Equity
LIABILITIES
  Losses and loss adjustment expenses                          $    35,755       $    33,675
  Reinsurance payable on paid losses and loss
    adjustment expenses                                              7,214             3,479
  Deferred premium revenue                                         299,851           287,535
  Accrued profit commissions                                         2,563             3,768
  Current income taxes                                                 378                --
  Deferred income taxes                                             70,702            64,680
  Long-term debt                                                    75,000            75,000
  Short-term debt                                                   63,500            43,500
  Payable for securities                                            12,709             5,318
  Accrued expenses and other                                        54,878            59,145
                                                               -----------       -----------
      TOTAL LIABILITIES                                            622,550           576,100
                                                               -----------       -----------

SHAREHOLDERS' EQUITY
  Common stock-$.10 par value
    Authorized-100,000,000 shares
    Issued-39,144,310 and 38,671,870 shares                          3,914             3,867
  Additional paid-in capital                                       235,743           228,507
  Retained earnings                                                380,024           344,402
  Unearned compensation                                               (248)               --
  Unrealized gains                                                  20,740            19,396
  Treasury stock                                                   (26,251)          (14,779)
                                                               -----------       -----------
      TOTAL SHAREHOLDERS' EQUITY                                   613,922           581,393
                                                               -----------       -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 1,236,472       $ 1,157,493
                                                               ===========       ===========

            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands except per share amounts)
                                   (unaudited)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                          -----------------------       -----------------------
                                                            1998           1997           1998           1997
                                                          --------       --------       --------       --------
Revenues
  Net premiums written                                    $ 27,299       $ 25,698       $ 60,963       $ 47,325
  Increase in deferred premium revenue                      (2,912)        (4,426)       (12,921)        (6,551)
                                                          --------       --------       --------       --------
    Premiums earned                                         24,387         21,272         48,042         40,774
  Net investment income                                     13,311         12,458         26,239         24,705
  Net realized gains/(losses) on sale of investments           301            365            (23)        (2,071)
  Assignment sales                                          12,047          9,940         22,471         12,440
  Other income                                               1,377          1,124          3,001          1,786
                                                          --------       --------       --------       --------
    Total revenues                                          51,423         45,159         99,730         77,634
                                                          --------       --------       --------       --------

Expenses
  Losses and loss adjustment expenses                        1,612          2,184          3,867          4,146
  Policy acquisition costs                                   8,553          7,440         16,668         14,409
  Profit commissions                                           365            173            804            372
  Other operating expenses - insurance                       3,251          2,343          6,677          4,170
                           - non-insurance                  10,961          7,836         18,689          9,684
                                                          --------       --------       --------       --------
    Total expenses                                          24,742         19,976         46,705         32,781
                                                          --------       --------       --------       --------
  Income from operations                                    26,681         25,183         53,025         44,853
  Equity in net income of affiliates                         3,797            174          6,398            252
  Foreign currency losses                                       (9)            (2)            (9)            (3)
  Interest expense                                          (2,211)        (1,918)        (4,062)        (3,274)
                                                          --------       --------       --------       --------
    Income before income taxes                              28,258         23,437         55,352         41,828
  Income tax expense                                         7,724          6,484         15,600         11,007
                                                          --------       --------       --------       --------
    Net income                                            $ 20,534       $ 16,953       $ 39,752       $ 30,821
                                                          ========       ========       ========       ========
Basic earnings per share                                  $   0.55       $   0.46       $   1.06       $   0.84
                                                          ========       ========       ========       ========

Diluted earnings per share                                $   0.52       $   0.44       $   1.01       $   0.81
                                                          ========       ========       ========       ========

Basic weighted average shares outstanding                   37,555         37,230         37,516         36,850
                                                          ========       ========       ========       ========
Diluted weighted average shares outstanding                 39,396         38,644         39,330         38,192
                                                          ========       ========       ========       ========

            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                       (In thousands except share amounts)

                               Common Stock            Treasury Stock    Additional  Unrealized
                            -------------------      ------------------    Paid-in     Gains       Unearned    Retained
                            Shares       Amount      Shares      Amount    Capital    (Losses)   Compensation   Earnings     Total
                            ------       ------      ------      ------    -------    --------   ------------   --------     -----
Balance, December
 31, 1997                38,671,870    $  3,867    1,284,400   ($14,779)   $228,507    $19,396       $ --       $344,402   $581,393
Change in unrealized
 gains                                                                                   1,344                                1,344
Dividends paid
 ($0.11 per share)                                                                                                (4,130)    (4,130)
Exercise of stock
 options                    465,240          46                               7,236                                           7,282
Issuance of common
 stock                        7,200           1                                                      (248)                     (247)
Purchase of treasury
 stock                                               456,394    (11,472)                                                    (11,472)
Net income                                                                                                        39,752     39,752
                         ----------    --------    ---------   --------    --------    -------      -----       --------   --------
Balance, June 30, 1998   39,144,310    $  3,914    1,740,794   ($26,251)   $235,743    $20,740      ($248)      $380,024   $613,922
                         ==========    ========    =========   ========    ========    =======      =====       ========   ========

                See notes to consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (unaudited)

                                                          Six Months Ended
                                                            June 30, 1998
                                                       -----------------------
                                                         1998           1997
                                                       ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  39,752     $  30,821
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization, net                    (5,235)       (4,488)
    Loss on sale of investments, net                          23         2,071
    Equity in net income of affiliates                    (6,398)         (252)
    Change in assets and liabilities net of
      effects from consolidation of previously
      unconsolidated affiliate:
        Premiums and other receivables                    (1,656)        1,233
        Accrued interest and dividends receivable         (1,731)       (1,641)
        Accrued expenses and other liabilities            (4,267)         (850)
        Deferred policy acquisition costs                 (2,160)       (4,479)
        Deferred premium revenue                          12,920         7,359
        Accrued profit commissions                        (1,205)          372
        Losses and loss adjustment expenses,net            6,149         2,071
        Other assets                                      (3,450)        6,302
        Income taxes, net                                  9,906        (1,640)
                                                       ---------     ---------
  Net cash provided by operating activities               42,648        36,879
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (472)         (368)
  Proceeds from sales and maturities of investments      155,318       298,321
  Purchase of investments                               (205,837)     (318,329)
  Sales (purchases) of short-term investments, net        19,867        (7,547)
  Purchases of other invested assets, net                 (1,128)
  Investment in affiliates                               (15,092)       (4,500)
  Cash of previously unconsolidated affilliate                --           147
                                                       ---------     ---------
  Net cash used in investing activities                  (47,344)      (32,276)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital stock                                            7,283         5,195
  Short-term debt                                         20,000         6,707
  Dividends paid                                          (4,130)       (4,111)
  Principal payment long-term debt                            --             0
  Purchase of treasury stock                             (11,472)       (4,750)
                                                       ---------     ---------
Net cash used in financing activities                     11,681         3,041
                                                       ---------     ---------
Net change in cash and cash equivalents                    6,985         7,644
Cash and cash equivalents, beginning of period            21,405         5,385
                                                       ---------     ---------
Cash and cash equivalents, end of period               $  28,390     $  13,029
                                                       =========     =========

            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1998 AND 1997

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

The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

2. DIVIDENDS DECLARED

In the first six months of 1998, Enhance Financial declared and paid cash dividends of $.11 per share aggregating $4,130,000.

3. COMMON STOCK

On April 8, 1998, the Board of Directors approved a two-for-one stock split, which was effective on June 26, 1998. An amount equal to the par value of common shares issued to effect the split was transferred from additional paid-in capital to the common stock account. This transfer has been reflected in the consolidated statement of shareholders' equity at January 1, 1998. On June 3, 1998, the Company's shareholders approved an increase in the number of shares of common stock authorized for issuance to 100 million. All references to number of common shares and to per-share information in the consolidated financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

During the first six months of 1998, Enhance Financial repurchased 456,394 shares of its common stock outstanding at prices ranging from $21.00 to $34.02 as part of its stock repurchase program, including 106,394 shares repurchased under the Company's forward purchase agreement.

4. NEW ACCOUNTING STANDARD

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," during the first quarter of 1998 as required. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements.

Total comprehensive income for the six months ended June 30, 1998 and 1997 was $41.1 million and $32.0 million, respectively. Presently, other comprehensive income represents net income plus changes in unrealized gains and losses on available for sale securities.

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

The Company acquired a majority ownership interest (increased from a 50% interest) in Singer Asset Finance Company, L.L.C., ("Singer") in March 1997. The results of Singer have been consolidated since that date.

Results of Operations

Three Months Ended June 30, 1998 vs.
Three Months Ended June 30, 1997

Gross premiums written in the second quarter of 1998 were $27.7 million compared with $25.9 million in the same period in 1997, representing an increase of 6.9%.

Net premiums written increased 6.2% to $27.3 million in the second quarter of 1998 from $25.7 million in the same period in 1997. Of the Company's net premiums written in the second quarter of 1998, 46.9%, 19.1% and 34.0% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 39.2%, 21.8% and 39.0% during the same period in 1997.

In the second quarter of 1998, municipal new-issue volume was $74.8 billion, a 31% increase over the same period in 1997. The insured portion of such new issues was 52.1% and 50.4% during the second quarters of 1998 and 1997, respectively. Total municipal bond refundings in the second quarter of 1998 represented 23.0% of new-issue volume, up from 17.6% for the 1997 second quarter.

Earned premiums grew 14.6% to $24.4 million in the second quarter of 1998 from $21.3 million in the 1997 second quarter. Earned premiums from refundings contributed $3.5 million (or 14.4%) of earned premiums in the 1998 second quarter compared to $2.1 million (or 9.7%) in the same period in 1997. Deferred premium revenue grew to $294.2 million at June 30, 1998 from $281.3 million at December 31, 1997.

Net investment income increased 6.8% to $13.3 million in the second quarter of 1998 from $12.5 million in the same period in 1997. This increase resulted primarily from the growth in the Company's investment portfolio (excluding investments in affiliates and other invested assets) from $836 million at June 30, 1997 to $931 million at June 30, 1998. The average yields on the Company's investment portfolio were 6.14% and 6.21% for the second quarters of 1998 and 1997, respectively. In addition, the Company realized $0.3 million of capital gains in the second quarter of 1998 compared with $0.4 million in the second quarter of 1997.

The Company recognized revenues from disposition of assignments, through securitization and other sales, of $12.0 million in the 1998 second quarter compared to $9.9 million in the second quarter of 1997.

Incurred losses and LAE decreased to $1.6 million in the 1998 second quarter from $2.2 million in the second quarter of 1997 reflecting the decrease in trade credit business written in the quarter.

The Company's insurance expense ratio was 49.9% in the second quarter of 1998 compared to 46.8% in the 1997 second quarter. Non-insurance expenses increased to $11.0 million in the second quarter of 1998 from $7.8 million during the same period in 1997 reflecting the continued growth in its Singer operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

as well as the growth in expenses associated with the Company's diversification activities. Policy acquisition costs ("PAC") were $8.6 million and $7.4 million for the second quarters of 1998 and 1997, respectively, representing 35.1% and 35.0% of earned premiums in those respective periods.

The Company realized income of $3.8 million from its equity investments in the second quarter of 1998 compared to a loss of $0.2 million in the 1997 second quarter. This increase resulted principally from the increased profitability of its C-BASS joint venture.

Interest expense totaled $2.2 million and $1.9 million in the second quarters of 1998 and 1997, respectively, reflecting the increase in the Company's short-term debt outstanding.

The Company's effective tax rate for the second quarter of 1998 was 27.3% compared to 27.7% for the 1997 comparable period.

The Company's 1998 second-quarter net income increased 21.1% to $20.5 million from $17.0 million in the second quarter of 1997. Second-quarter 1998 basic and diluted earnings per share increased 20.1% and 18.8%, respectively, to $0.55 and $0.52 from $0.46 and $0.44 in the 1997 first quarter. This increase primarily reflects increases in premiums earned and growth in the Company's non-insurance businesses (principally Singer and C-BASS), offset in part by an increase in the weighted average number of shares outstanding compared to the prior year second quarter. Diluted operating earnings per share, which excludes the impact of capital and foreign exchange gains and losses, increased 19.4% to $0.52 in the second quarter of 1998 from $0.43 in the 1997 second quarter.

The diluted weighted average shares outstanding during the second quarter of 1998 was 39.4 million compared to 38.6 million during the second quarter of 1997.

All references to number of common shares and per-share information reflect the two-for-one stock split which was effective on June 26, 1998.

Six Months Ended June 30, 1998 vs.
Six Months Ended June 30, 1997

Gross premiums written in the first six months of 1998 were $61.1 million compared with $48.3 million in the same period in 1997, representing an increase of 26.6%.

Net premiums written increased 28.8% to $61.0 million in the first six months of 1998 from $47.3 million in the same period in 1997. Of the Company's net premiums written in the first six months of 1998, 47.6%, 17.7% and 34.7% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 40.5%, 17.3% and 42.2% during the same period in 1997.

In the first six months of 1998, municipal new-issue volume was $146.4 billion, a 51% increase over the same period in 1997. The insured portion of such new issues was 49.6% and 50.7% during the first six months of 1998 and 1997, respectively. Total municipal bond refundings in the first six months of 1998 represented 29.0% of new-issue volume, up from 20.0% for the first six months of 1997.

Earned premiums grew 17.8% to $48.0 million in the first six months of 1998 from $40.8 million in the 1997 first half. Earned premiums from refundings contributed $7.9 million (or 16.5%) of earned premiums in the 1998 first half compared to $4.4 million (or 10.7%) in the same period in 1997. Deferred premium revenue grew to $294.2 million at June 30, 1998 from $281.3 million at December 31, 1997.

Net investment income increased 6.2% to $26.2 million in the first six months of 1998 from $24.7 million in the same period in 1997. This increase resulted primarily from the growth in the Company's investment portfolio from $836 million at June 30, 1997 to $931 million at June 30, 1998. The average yields on the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Company's investment portfolio were 6.15% and 6.21% for the first six months of 1998 and 1997, respectively. In addition, the Company realized $2.1 million of capital losses in the first six months of 1997 compared with $23,000 in the first six months of 1998.

The Company recognized revenues from disposition of assignments, through securitization and other sales, of $22.5 million in the six months of 1998 compared to $12.4 million in the 1997 first half. The 1997 first half amount reflects assignment sales for the period following the Company's acquisition of a majority ownership interest in Singer in March 1997.

Incurred losses and LAE were $3.9 million and $4.1 million in the first six months of 1998 and 1997, respectively.

The Company's insurance-expense ratio was 50.3% in the first six months of 1998 compared to 46.5% in the first six months of 1997. PAC were $16.7 million and $14.4 million for the first six months of 1998 and 1997, respectively, representing 34.7% and 35.3% of earned premiums in those respective periods.

Non-insurance expenses increased to $18.7 million in the first six months of 1998 from $9.7 million during the same period in 1997 reflecting the continued growth in the Singer operations, which expenses are included on a consolidated basis since March 1997, as well as the growth in expenses associated with the Company's diversification activities.

The Company realized income of $6.4 million from its equity investments in the first six months of 1998 compared to $0.3 million in the 1997 first half. The 1997 amounts include the Company's share of the net income of Singer prior to the purchase of its majority interest in March 1997, from which time the results of Singer have been consolidated.

Interest expense totaled $4.1 and $3.3 million in the first six months of 1998 and 1997, respectively, reflecting the increase in the Company's short-term debt outstanding over the period.

The Company's effective tax rate for the first six months of 1998 was 28.2% compared to 26.3% for the 1997 comparable period.

The Company's 1998 first six-months net income increased 29.0% to $39.7 million from $30.8 million in the first six months of 1997. Basic earnings per share increased 26.7% to $1.06 in the first six months of 1998 from $0.84 in the 1997 first half. Diluted earnings per share increased 25.2% to $1.01 from $0.81. These increases primarily reflect increases in premiums earned and growth in the Company's non-insurance businesses (principally Singer and C-BASS), offset in part by an increase in the weighted average number of shares outstanding compared to the prior year. Diluted operating earnings per share, which excludes the impact of capital and foreign exchange gains and losses, increased 20.1% to $1.01 in the first half of 1998 from $0.84 in the 1997 first six months.

The weighted average shares outstanding during the first six months of 1998 was
39.3 million compared to 38.2 million for the first six months of 1997.

All references to number of common shares and to per-share information reflect the two-for-one stock split which was effective on June 26, 1998.

II. Liquidity and Capital Resources

As a holding company, Enhance Financial funds the payment of its operating expenses, principal and interest on its debt obligations, dividends to its shareholders and the repurchase of Common Stock primarily from dividends and other payments from the Insurance Subsidiaries; manages cash flows associated with the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Company's diversification activities and draws on its line of credit provided under the credit agreement described below. Payments of dividends to Enhance Financial by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. As of June 30, 1998, the maximum amount of dividends available from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities was $15.8 million. During the first half of 1998 the Insurance Subsidiaries paid dividends of $12.0 million to Enhance Financial.

The Company's cash flow from operations for the first six months of 1998 was $42.6 million compared to $36.9 million for the same period in 1997. The Company's investment portfolio increased to $931 million at June 30, 1998 from $892 million at December 31, 1997 principally as a result of the cash flows from operations.

The Company maintains a credit facility providing for borrowings to be used for general corporate purposes. During the second quarter of 1998, the Company entered into a new unsecured credit agreement with four major commercial banks for up to $100 million of borrowings, an increase of $25 million over the previous agreement (which was terminated). As of June 30, 1998, the Company had $63.5 million outstanding under the credit agreement.

In the first six months of 1998, Enhance Financial declared and paid dividends of $.11 per share, totaling $4.1 million.

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

      On June 3, 1998, the registrant held an annual meeting of shareholders, at which the shareholders voted as indicated on the following proposals:

(a)   The election of the following persons as directors:

 Name                         For                   Withheld
 ----                         ---                   --------
Daniel Gross               16,455,795                21,149
Brenton W. Harries         16,454,473                22,471
David R. Markin            16,454,577                22,367
Robert P. Saltzman         16,455,795                21,149
Wallace O.Sellers          l6,455,620                21,324
Richard J. Shima           16,454,752                22,192
Spencer R. Stuart          16,454,906                22,038
Adrian U. Sulzer           13,658,219             2,818,725
Allan R. Tessler           16,455,795                21,149
Frieda  K. Wallison        16,424,674                52,270
Jerry Wind                 16,454,752                22,192

(b) The proposed amendment to the restated certificate of incorporation, as amended, of the registrant to increase the authorized capital to 105,000,000 shares of common stock was approved by the shareholders by a vote of 14,643,823 in favor, 1,814,235 against and 18,886 abstaining;

(c) The proposed amendment to the Non-Employee-Director Stock Option Plan to increase the annual grants thereunder to stock options for 3,500 shares of common stock was approved by the shareholders by a vote of 15,891,l31 in favor, 548,091 against and 37,722 abstaining; and

(d) The appoinment of Deloitte & Touche L.L.P as the registrant's outside auditor for fiscal year 1998 was ratified by a vote of 16,464,650 in favor, 1,758 against 10,536 abstaining.

Item 6. Exhibits and reports on Form 8-K

(a)   Exhibits

Exhibit 3.3. Certificate of Amendment to the Certificate of Incorporation of the registrant filed with the State of New York on June 3, 1998.

Exhibit 4.2. Credit Agreement dated as of June 30, 1998, among the registrant, Fleet National Bank, as lender, Administrative Agent and Administrator, and The Bank of Tokyo - Mitsubishi, Ltd, New York Branch, The First National Bank of Chicago and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders.

Exhibit 10.3.1. Non-Employee-Director Stock Option Plan, as amended (incorporated by reference to Annex A to the Definitive Proxy Statement of the registrant on Form 14A, as filed with the Securities and Exchange Commission on May 4, 1998).

Exhibit 27.       Financial data schedules.

(b)   Reports on Form 8-K

      None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by tbe undersigned thereunto duly authorized.

                                           ENHANCE FINANCIAL SERVICES GROUP
                                           INC.

Date: August l4, 1998                      By: /s/ Arthur Dubroff
                                               ---------------------------------
                                               Arthur Dubroff
                                               Executive Vice President (duly
                                                 authorized officer) and
                                                 Principal Financial Officer