Form 10-Q
period 1998-09-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1998-11-16
CIK 881889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     0F THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from                      to
                            ---------------------   -----------------------

                         Commission file number 1-10967

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                      New York                        13-3333448
           ---------------------------------      -------------------
            (State or other jurisdiction           (I.R.S. Employer
           of incorporation or organization)      Identification No.)

                  335 Madison Avenue, New York, New York 10017
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 983-3100
                     ---------------------------------------
              (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,389,871 shares of common stock, par value $.10 per share, as of November 11, 1998.

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      INDEX


                                                                                                PAGE
                                                                                                ----
PART I        FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 1998 and December 31, 1997 ......................    3

Consolidated Statements of Income - Nine months ended September 30, 1998 and 1997 ...........    4

Consolidated Statement of Shareholders' Equity - Nine months ended September 30 1998 ........    5

Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1997 .......    6

Notes to Consolidated Financial Statements ..................................................    7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ......................................    8-13


PART II  OTHER INFORMATION

Item 6. Exhibits ............................................................................    13

Signature ...................................................................................    14

Exhibit 27  Financial data schedules


                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                     (In thousands except per share amounts)



                                                                        Sept 30,     December 31,
                                                                     -----------    --------------
                                                                         1998            1997
                                                                     -----------    --------------
                                                                     (unaudited)
Assets
   Investments:
      Fixed maturities, held to maturity, at amortized cost
         (market value $206,841 and $219,763)                        $   197,096    $   210,436
      Fixed maturities, available for sale, at market
         (amortized cost $639,757 and $577,388)                          685,344        608,077
      Common stock, at market (cost $498)                                    833            833
      Investment in affiliates                                            61,524         38,862
      Other invested assets                                               23,502         33,045
      Short-term investments                                              35,466         46,832
      Cash and cash equivalents                                           32,039         21,405
                                                                     -----------    --------------
        Total Investments                                              1,035,804        959,490

   Premiums and other receivables                                         32,757         29,958
   Accrued interest and dividends receivable                              15,684         13,388
   Deferred policy acquisition costs                                      97,949         95,645
   Federal income taxes recoverable                                        3,676          3,366
   Prepaid reinsurance premiums                                            6,749          6,281
   Reinsurance recoverable on unpaid losses                                2,069          2,688
   Receivable for securities                                              12,356            702
   Other assets                                                           69,360         45,975
                                                                     -----------    --------------
        TOTAL ASSETS                                                 $ 1,276,404    $ 1,157,493
                                                                     -----------    --------------
                                                                     -----------    --------------

Liabilities and Shareholders' Equity
LIABILITIES
   Losses and loss adjustment expenses                               $    36,785    $    33,675
   Reinsurance payable on paid losses and loss adjustment expenses         8,438          3,479
   Deferred premium revenue                                              299,454        287,535
   Accrued profit commissions                                              2,358          3,768
   Current income taxes                                                    4,223           --
   Deferred income taxes                                                  74,924         64,680
   Long-term debt                                                         75,000         75,000
   Short-term debt                                                        68,500         43,500
   Payable for securities                                                  7,636          5,318
   Accrued expenses and other liabilities                                 58,553         59,145
                                                                     -----------    --------------
       TOTAL LIABILITIES                                                 635,871        576,100
                                                                     -----------    --------------

SHAREHOLDERS' EQUITY
   Common stock-$.10 par value
      Authorized-100,000,000 shares
      Issued-39,244,596 and 38,671,870 shares                              3,924          3,867
   Additional paid-in capital                                            236,831        228,507
   Retained earnings                                                     400,505        344,402
   Unearned compensation                                                    (248)          --
   Unrealized gains                                                       29,556         19,396
   Treasury stock                                                        (30,035)       (14,779)
                                                                     -----------    --------------
      TOTAL SHAREHOLDERS' EQUITY                                         640,533        581,393
                                                                     -----------    --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 1,276,404    $ 1,157,493
                                                                     -----------    --------------
                                                                     -----------    --------------



           See notes to unaudited consolidated financial statements.

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands except per share amounts)
                                  (unaudited)



                                                        Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                      -----------------------   -----------------------
                                                         1998         1997         1998         1997
                                                      ---------    ---------    ---------    ----------
Revenues
 Net premiums written                                 $  27,619    $  25,475    $  88,582    $  72,800
 (Increase) decrease in deferred premium revenue          1,469       (4,169)     (11,452)     (10,720)
                                                      ---------    ---------    ---------    ----------
   Premiums earned                                       29,088       21,306       77,130       62,080
 Net investment income                                   13,752       12,825       39,991       37,530
 Net realized gains/(losses) on sale of investments       2,083         (362)       2,060       (2,433)
 Assignment sales                                        12,718        7,852       35,189       20,292
 Other income                                             1,534          458        4,535        2,244
                                                      ---------    ---------    ---------    ----------
   Total revenues                                        59,175       42,079      158,905      119,713
                                                      ---------    ---------    ---------    ----------

Expenses
 Losses and loss adjustment expenses                      4,647        2,740        8,514        6,886
 Policy acquisition costs                                10,158        7,167       26,826       21,576
 Profit commissions                                          97          174          901          546
 Other operating expenses - insurance                     3,334        2,949       10,011        7,119
                          - non-insurance                11,150        7,289       29,839       16,973
                                                      ---------    ---------    ---------    ----------
   Total expenses                                        29,386       20,319       76,091       53,100
                                                      ---------    ---------    ---------    ----------
 Income from operations                                  29,789       21,760       82,814       66,613
 Equity in net income of affiliates                       3,167        3,818        9,565        4,070
 Foreign currency losses                                     (6)        --            (15)          (3)
 Interest expense                                        (2,190)      (2,013)      (6,252)      (5,287)
                                                      ---------    ---------    ---------    ----------
   Income before income taxes                            30,760       23,565       86,112       65,393
 Income tax expense                                       8,033        6,113       23,633       17,120
                                                      ---------    ---------    ---------    ----------
   Net income                                         $  22,727    $  17,452    $  62,479    $  48,273
                                                      ---------    ---------    ---------    ----------
                                                      ---------    ---------    ---------    ----------

Basic earnings per share                              $    0.61    $    0.47    $    1.67    $    1.31
                                                      ---------    ---------    ---------    ----------
                                                      ---------    ---------    ---------    ----------

Diluted earnings per share                            $    0.58    $    0.45    $    1.59    $    1.26
                                                      ---------    ---------    ---------    ----------
                                                      ---------    ---------    ---------    ----------

Basic weighted average shares outstanding                37,422       37,166       37,484       36,957
                                                      ---------    ---------    ---------    ----------
                                                      ---------    ---------    ---------    ----------

Diluted weighted average shares outstanding              39,110       38,814       39,255       38,423
                                                      ---------    ---------    ---------    ----------
                                                      ---------    ---------    ---------    ----------



           See notes to unaudited consolidated financial statements.

                             ENHANCE FINANCIAL SERVICES GROUP INC.

                                          AND SUBSIDIARIES

                       UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                (In thousands except share amounts)
                                             (unaudited)



                                                                                Additional

                                        Common Stock          Treasury Stock     Paid-in    Unrealized
                                   ---------------------   --------------------
                                     Shares      Amount     Shares     Amount    Capital   Gains (Losses)
                                   ----------   --------   ---------  --------- ---------  --------------
Balance, December 31, 1997         38,671,870    $ 3,867   1,284,400  $(14,779) $ 228,507   $  19,396

Change in unrealized gain                                                                      10,160

Dividends paid ($0.17 per share)

Exercise of stock options             564,596         56                           8,324

Issuance of common stock                8,130          1

Purchase of treasury stock                                   546,394   (15,256)

Net income
                                   ----------   --------   ---------  --------- ---------   ---------
Balance, September 30, 1998        39,244,596    $ 3,924   1,830,794  $(30,035) $ 236,831   $  29,556
                                   ----------   --------   ---------  --------- ---------   ---------
                                   ----------   --------   ---------  --------- ---------   ---------


                                         Unearned     Retained

                                        Compensation   Earnings    Total
                                       ------------- ----------  ---------
Balance, December 31, 1997              $   --       $ 344,402   $ 581,393

Change in unrealized gain                                           10,160

Dividends paid ($0.17 per share)                        (6,376)     (6,376)

Exercise of stock options                                            8,380

Issuance of common stock                  (248)                       (247)

Purchase of treasury stock                                         (15,256)

Net income                                              62,479      62,479
                                       ------------- ----------  ---------
Balance, September 30, 1998             $ (248)      $ 400,505   $ 640,533
                                       ------------- ----------  ---------
                                       ------------- ----------  ---------



           See notes to unaudited consolidated financial statements.

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (unaudited)



                                                               Nine Months Ended
                                                                 September 30,
                                                              -------------------
                                                              1998           1997
                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $  62,479     $  48,273
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                          (7,476)      (6,717)
  (Gain) loss on sale of investments, net                     (2,529)       2,433
  Equity in net income of affiliates                          (9,565)      (4,070)
  Compensation, restricted stock award program                  (248)        --
  Change in assets and liabilities, net of effects from
   consolidation of previously unconsolidated affiliate:
    Premiums and other receivables                            (2,799)      (1,309)
    Accrued interest and dividends receivable                 (2,296)      (1,971)
    Accrued expenses and other liabilities                      (592)         266
    Deferred policy acquisition costs                         (2,304)      (6,798)
    Deferred premium revenue, net                             11,451       10,749
    Accrued profit commissions                                (1,410)         545
    Losses and loss adjustment expenses, net                   8,688        4,301
    Other assets                                             (21,335)     (10,631)
    Income taxes, net                                          9,403        1,407
                                                           ----------    ----------
 Net cash provided by operating activities                    41,467       36,478
                                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                           (1,307)      (1,325)
 Proceeds from sales and maturities of investments           220,898      452,836
 Purchase of investments                                    (269,985)    (489,644)
 Sales of short-term investments, net                         11,366        4,953
 Purchases of other invested assets, net                       9,543         --
 Investment in affiliates                                    (13,097)      (6,341)
 Cash of previously unconsolidated affilliate                   --            147
                                                           ----------    ----------
 Net cash used in investing activities                       (42,582)     (39,374)
                                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Receivable from affiliates                                     --            636
 Capital stock                                                 8,381        6,858
 Short-term debt                                              25,000        7,175
 Dividends paid                                               (6,376)      (6,137)
 Purchase of treasury stock                                  (15,256)      (6,006)
                                                           ----------    ----------
Net cash used in financing activities                         11,749        2,526
                                                           ----------    ----------
Net change in cash and cash equivalents                       10,634         (370)
Cash and cash equivalents, beginning of period                21,405        5,385
                                                           ----------    ----------
Cash and cash equivalents, end of period                   $  32,039     $  5,015
                                                           ----------    ----------
                                                           ----------    ----------



            See notes to unaudited consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

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

         The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

2. DIVIDENDS DECLARED

         In the first six months of 1998, Enhance Financial declared and paid cash dividends of $.055 per share. (adjusted for the 2:1 split of the common stock of Enhance Financial effective June 26, 1998). In September 1998 the Company declared a dividend of $ .06 per share. The aggregate value of the dividends declared in 1998 through September 1998 was $6,376,523.

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

         During the first nine months of 1998, Enhance Financial repurchased 546,394 shares of its common stock outstanding at prices ranging from $21.00 to $34.02 as part of its stock repurchase program, including 106,394 shares repurchased under a forward purchase agreement.

4. NEW ACCOUNTING STANDARD

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," during the first quarter of 1998 as required. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements.

         Total comprehensive income for the nine months ended September 30, 1998 and 1997 was $72.6 million and $55.3 million, respectively. Presently, other comprehensive income represents net income plus changes in unrealized gains and losses on available for sale securities.

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

Results of Operations

Three Months Ended September 30, 1998 vs.
Three Months Ended September 30, 1997

         Gross premiums written in the third quarter of 1998 were $28.4 million compared with $29.3 million in the same period in 1997, representing an decrease of 3.1%.

         Net premiums written increased 8.2% to $27.6 million in the third quarter of 1998 from $25.5 million in the same period in 1997. Of the Company's net premiums written in the third quarter of 1998, 41.9%, 16.3% and 41.8% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 27.7%, 26.8% and 45.5% during the same period in 1997.

         In the third quarter of 1998, municipal new-issue volume was $59.1 billion, approximately even with the same period in 1997. The insured portion of such new issues was 57.0% and 51.0% during the third quarters of 1998 and 1997, respectively. Total municipal bond refundings in the third quarter of 1998 represented approximately 30% of new-issue volume, down from 35% for the third quarter of 1997.

         Earned premiums grew 36.6% to $29.1 million in the third quarter of 1998 from $21.3 million in the third quarter of 1997. Earned premiums from refundings contributed $5.3 million (or 18.2%) of earned premiums in the third quarter of 1998 compared to $2.2 million (or 10.3%) in the same period in 1997. Deferred premium revenue, net of prepaid reinsurance premiums, grew to $292.7 million at September 30, 1998 from $281.3 million at December 31, 1997.

         Net investment income increased 7.8% to $13.8 million in the third quarter of 1998 from $12.8 million in the same period in 1997. This increase resulted primarily from the growth in the Company's investment portfolio (excluding investments in affiliates, other invested assets and restricted cash of Singer) from $834.9 million at September 30, 1997 to $933.7 million at September 30, 1998. The average yields on the Company's investment portfolio were 6.2% and 6.4% for the third quarters of 1998 and 1997, respectively. In addition, the Company realized $2.1 million of capital gains in the third quarter of 1998 compared with losses of $0.4 million in the third quarter of 1997.

         The Company recognized revenues from disposition of assignments, through securitization and other sales, of $12.7 million in the third quarter of 1998 compared to $7.9 million in the third quarter of 1997.

         Incurred losses and LAE increased to $4.6 million in the 1998 third quarter from $2.7 million in the third quarter of 1997. This increase in the third-quarter losses is mainly attributable to the addition of $1.6 million to the non-specific reserve. In the third quarter of 1998 the Company also reduced the non-specific reserve by $10 million after establishing a $10 million case reserve for anticipated losses related to reinsurance of Delaware Valley Obligated Group (DVOG) debt. DVOG is an entity comprising five hospitals and a medical university in the Philadelphia area that is part of Allegheny Health, Education and Research Foundation (AHERF), based in Pittsburgh.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         The Company's insurance expense ratio was 46.7% in the third quarter of 1998 compared to 48.3% in the third quarter of 1997. Non-insurance expenses increased to $11.2 million in the third quarter of 1998 from $7.3 million during the same period in 1997 reflecting the continued growth in its Singer operations as well as the growth in expenses associated with the Company's diversification activities. Policy acquisition costs ("PAC") were $10.2 million and $7.2 million for the third quarters of 1998 and 1997, respectively, representing 34.9% and 33.6% of earned premiums in those respective periods.

         The Company realized income of $3.2 million from its investments in affiliates in the third quarter of 1998 compared to $3.8 million in the third quarter of 1997.

         Interest expense totaled $2.2 million and $2.0 million in the third quarters of 1998 and 1997, respectively, reflecting the increase in the Company's short-term debt outstanding.

         The Company's effective tax rate for the third quarter of 1998 was 26.1% compared to 25.9% for the comparable period of 1997.

         The Company's 1998 third-quarter net income increased 29.7% to $22.7 million from $17.5 million in the third quarter of 1997. Third-quarter 1998 basic and diluted earnings per share increased 29.8% and 28.9%, respectively, to $.61 and $.58 from $.47 and $.45 in the third quarter of 1997. This increase primarily reflects increases in premiums earned, net realized gains from the sale of investments and growth in the earnings of its Singer subsidiary. Diluted operating earnings per share, which excludes the impact of capital and foreign exchange gains and losses, increased 20.0% to $.55 in the third quarter of 1998 from $.46 in the third quarter of 1997.

         The diluted weighted average shares outstanding during the third quarter of 1998 was 39.1 million compared to 38.8 million during the third quarter of 1997.

         All references to number of common shares and per-share information reflect the two-for-one stock split which was effective on June 26, 1998.

Nine Months Ended September 30, 1998 vs.
Nine Months Ended September 30, 1997

         Gross premiums written in the first nine months of 1998 were $89.4 million compared with $77.5 million in the same period in 1997, representing an increase of 15.4%.

         Net premiums written increased 21.7% to $88.6 million in the first nine months of 1998 from $72.8 million in the same period in 1997. Of the Company's net premiums written in the first nine months of 1998, 45.8%, 17.3% and 36.9% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 36.0%, 20.6% and 43.4% during the same period in 1997.

         In the first nine months of 1998, municipal new-issue volume was $214.0 billion, a 37% increase over the same period in 1997. The insured portion of such new issues was 51% during the first nine months of 1998 and 1997, respectively. Total municipal bond refundings in the first nine months of 1998 represented approximately 30% of new-issue volume, up from 26% for the first nine months of 1997.

         Earned premiums grew 24.2% to $77.1 million in the first nine months of 1998 from $62.1 million in the first nine months of 1997. Earned premiums from refundings contributed $13.2 million (or 17.1%) of earned premiums in the first nine months of 1998 compared to $6.6 million (or 10.6%) in the same period in 1997. Deferred premium revenue, net of prepaid reinsurance premiums, grew to $292.7 million at September 30, 1998 from $281.3 million at December 31, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Net investment income increased 6.4% to $40.0 million in the first nine months of 1998 from $37.6 million in the same period in 1997. This increase resulted primarily from the growth in the Company's investment portfolio from $834.9 million at September 30, 1997 to $933.7 million at September 30, 1998. The average yields on the Company's investment portfolio were 6.2% and 6.3% for the first nine months of 1998 and 1997, respectively. In addition, the Company realized $2.4 million of capital losses in the first nine months of 1997 compared with gains of $2.1 in the first nine months of 1998.

         The Company recognized revenues from disposition of assignments, through securitization and other sales, of $35.2 million in the first nine months of 1998 compared to $20.3 million in the first nine months of 1997. The amount for the first nine months of 1997 reflects assignment sales for the period following the Company's acquisition of a majority ownership interest in Singer in March 1997.


         Incurred losses and LAE were $8.5 million and $6.9 million in the first nine months of 1998 and 1997, respectively. This increase in the losses is mainly attributable to a net contribution of $1.6 million to the non-specific reserve. In the third quarter of 1998 the Company also reduced the non-specific reserve by $10 million to offset a $10 million case reserve established for anticipated losses related to reinsurance of Delaware Valley Obligated Group
(DVOG) debt. DVOG is an entity comprising five hospitals and a medical university in the Philadelphia area that is part of Allegheny Health, Education and Research Foundation (AHERF), based in Pittsburgh

         The Company's insurance-expense ratio was 48.9% in the first nine months of 1998 compared to 47.1% in the first nine months of 1997. PAC were $26.8 million and $21.6 million for the first nine months of 1998 and 1997, respectively, representing 34.8% of earned premiums in each period.

         Non-insurance expenses increased to $29.8 million in the first nine months of 1998 from $17.0 million during the same period in 1997 reflecting the continued growth in the Singer operations, which expenses are included on a consolidated basis since March 1997, as well as the growth in expenses associated with the Company's diversification activities.

         The Company realized income of $9.6 million from its investments in affiliates in the first nine months of 1998 compared to $4.1 million in the first nine months of 1997. The 1997 amounts include the Company's share of the net income of Singer prior to the purchase of its majority interest in March 1997, from which time the results of Singer have been consolidated.

         Interest expense totaled $6.3 and $5.3 million in the first nine months of 1998 and 1997, respectively, reflecting the increase in the Company's short-term debt outstanding over the period.

         The Company's effective tax rate for the first nine months of 1998 was 27.4% compared to 26.2% for the comparable period of 1997.

         The Company's net income in the first nine months of 1998 increased 29.4% to $62.5 million from $48.3 million in the first nine months of 1997. Basic earnings per share increased 27.5% to $1.67 in the first nine months of 1998 from $1.31 in the first nine months of 1997. Diluted earnings per share increased 26.2% to $1.59 from $1.26. These increases primarily reflect increases in premiums earned, net realized gains from the sale of investments and growth in the earnings of its Singer subsidiary. Diluted operating earnings per share, which excludes the impact of capital and foreign exchange gains and losses, increased 20.0% to $1.56 in the first nine months of 1998 from $1.30 in the first nine months of 1997.

         The diluted weighted average shares outstanding during the first nine months of 1998 was 39.3 million compared to 38.4 million for the first nine months of 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         All references to number of common shares and to per-share information reflect the two-for-one stock split which was effective on June 26, 1998.

Liquidity and Capital Resources

         As a holding company, Enhance Financial funds the payment of its operating expenses, principal and interest on its debt obligations, dividends to its shareholders and the repurchase of Common Stock primarily from dividends and other payments from the Insurance Subsidiaries; manages cash flows associated with the Company's diversification activities and draws on its line of credit provided under the credit agreement described below. Payments of dividends to Enhance Financial by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. During the first nine months of 1998 the Insurance Subsidiaries paid dividends of $18.5 million to Enhance Financial. As of September 30, 1998, the maximum amount of dividends remaining available from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities was $15.4 million.

         The Company's cash flow from operations for the first nine months of 1998 was $41.5 million compared to $36.5 million for the same period in 1997. The Company's investment portfolio increased to $933.7 million at September 30, 1998 from $891.6 million at December 31, 1997 principally as a result of the cash flows from operations and declining interest rates which increased the mark to market for the period.

         The Company maintains a credit facility providing for borrowings to be used for general corporate purposes. During the second quarter of 1998, the Company entered into a new unsecured credit agreement with four major commercial banks for up to $100 million of borrowings, an increase of $25 million over the previous agreement (which was terminated). As of September 30, 1998, the Company had $68.5 million outstanding under the credit agreement.

         In July 1996, the Company formed Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a joint venture in which the Enhanced Financial and Mortgage Guaranty Insurance Company each own a 48% interest. Through September 30, 1998 the Company had contributed $36.1 million to C-BASS (including its 100% interest in Litton Loan Servicing Inc.) and expects that it will provide additional funding. In January 1998 the Company guarantied repayment of up to $25 million of the amount outstanding under a $50 million unsecured revolving credit facility that C-BASS obtained from a major commercial bank. The outstanding principal under the facility is currently due no later than January 29, 1999.

         In the first six months of 1998, Enhance Financial declared and paid cash dividends of $.055 per share (adjusted for the 2:1 split of the common stock of Enhance Financial effective June 26, 1998). Enhanced Financial declared a dividend of $ .06 per share in September, which was paid in October. The aggregate dividends declared through September 1998 were $6,376,523.

YEAR 2000

         As the Year 2000 approaches, management is assessing the Company's potential exposure to the so called "millenium bug" and the effects the century date change may have on its electronic systems and those of its significant business partners. Since certain computer programs were written using two digits rather than four to define the applicable year, computing devices and systems may recognize a date using the two digits "00" as 1900 rather than the year 2000. Those that do not recognize a date correctly could generate erroneous data and/or cause systems to fail.

         As part of its firm-wide Year 2000 Project, the Company has established a Year 2000 Task Force consisting of senior management of the Company, led by the Chief Information Officer and General Counsel of Enhance. It has also retained an independent information technology consulting firm and outside legal counsel to provide assistance with Year 2000 compliance and has adequate staff to administer the Project. The progress of the Company's Year 2000 Project is being monitored by the Audit Committee of the board of directors.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         The Year 2000 Project covers both computer systems and infrastructure ("IT systems") as well as other systems and equipment which utilize embedded microchips ("non-IT systems"). It also considers the readiness of significant third parties on whom the Company depends such as clients, vendors and service providers. The Year 2000 Project has six phases:
Project Development and Resource Mobilization, Assessment, Remediation, Testing, Contingency Planning and Implementation. The status of each phase is as follows: Project Development and Resource Mobilization is substantially complete; Assessment began in the third quarter of 1997 and is expected to be completed by the end of the first quarter of 1999; Remediation and Testing of IT systems, by the Company with the assistance of independent contractors, began in the fourth quarter of 1997 and are expected to be substantially complete by the end of the second quarter of 1999; Contingency Planning will begin in the first quarter of 1999 and is expected to be complete by the end of the third quarter of 1999; and Implementation of contingency plans will be made as and when needed.

         Based on the assessment of its major IT systems, the Company expects that all necessary remediation and testing will be completed in a timely manner to insure that it is substantially Year 2000 compliant. As part of its third-party due diligence, the Company is assessing the Year 2000 compliance of all major products and services purchased from vendors and service providers of non-IT components and systems. The failure of IT and non-IT systems associated with cash management, servicing, communications and building facilities would in varying degrees have a material adverse effect on the Company. Such failures could disrupt the Company's ability to conduct normal business operations, including financial transactions such as payment of claims or debts, collecting or funding of receivables and selling of commercial paper. The consequences of such failures could include business interruption, lost revenue and illiquidity. The magnitude of the financial impact of such potential failures is not known at this time. The Year 2000 Project includes provision for contingency planning for systems and facilities that will generally involve processing that does not rely upon computer systems and will utilize additional staff as needed. The Company expects to complete its contingency plans and arrangements by the end of the third quarter of 1999.

         Since 1997, the Company has invested in a major initiative to replace and upgrade its technology. This project, which is ongoing, addresses, among other matters, many of the Year 2000 issues of the Company's internal IT systems. The Company has expended approximately $2 million on this project, which, accordingly, includes a portion of the cost of Year 2000 compliance. Additional expenditures for Year 2000 compliance, which will be funded through operating cash flow, are expected to total approximately $1.5 million. Such cost estimates are based upon information which is currently available and may change as the Year 2000 Project proceeds. However, the cost of Year 2000 compliance is not expected to affect materially the financial condition of the Company.

         The Company is communicating with third parties with which it has material dealings to determine the status of their Year 2000 readiness. Management is unable at this time to conclude whether all such third parties will successfully address their Year 2000 issues, and how their failure to do so, if any, would impact the Company. Management has determined that the following consequences to the Company could result from the failure of such third parties to successfully address their Year 2000 issues: Obligors of insured issues (see also next paragraph) - increased credit risk, claims, loss of premiums and renewals; Primaries and Reinsurers - increased credit risk, uncollected claims, premium loss, impaired liquidity; Counterparties and Issuers of Obligations - investment portfolio downgrade, loss of income and/or principal; Financial Institutions and Lenders - impaired liquidity, loss of income and/or principal; Vendors and Service Providers - interrupted power, building access, telecommunications, flow of goods, security and professional and technical services.

         The insurance policies issued or reinsured by the insurers of the Company do not contain specific exclusions for Year 2000-related defaults. Generally, a default by an obligor insured or reinsured by the insurers would be covered in such case. Although the insurers would expect to eventually recover the amounts paid in claims for Year 2000-related defaults by obligors, the coincidence of several such unanticipated claims could result in short-term liquidity risk for the insurers. Failure of a trustee or paying agent for an obligor insured by the insurers to make payment on a obligation as a result of a Year 2000-related event (or otherwise) would generally not be covered by policies insured or reinsured and no such claims are expected. However, since industry custom in this area has not been established, the Company is investigating whether its insured obligors as well as their trustees, paying agents and other related parties will be Year 2000 compliant and it will establish

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


appropriate contingency plans based upon the results of this inquiry and the developing understanding of how such potential claims will be addressed by the financial guaranty industry as a whole.

         In addition to other risks in connection with the Year 2000, general uncertainty among market participants could cause a decline in business activity and revenue in 1999 and 2000, as companies address their Year 2000 issues. The Company cannot predict the magnitude of such possible decline or the impact that it may have on its financial results for those years, but it has undertaken a thorough review of third party risks inherent in Year 2000 issues, and it is working with the industry group allied with its core business to identify and address credit and other business issues related to Year 2000. The Company is also assessing potential effects of unexpected failures in local, national or international systems, including power, communication and transportation systems, on which the normal conduct of business depends, and it will establish contingency plans to deal with such failures, although there can be no assurance that such plans can be effective in such circumstances. The failure of the efforts of the Company or its significant third parties to address material Year 2000 issues could result in the disruption of the Company's normal business activity and have a material adverse effect on the Company. While the Company does not believe that Year 2000 issues will have such an impact, there can be no assurance, due to the uncertain nature of potential Year 2000 problems and the Company's lack of control over some of them, that all Year 2000 issues will be foreseen and corrected in a timely fashion.

Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits

         Exhibit 27. Financial data schedules.

(b)      Reports on Form 8-K

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by tbe undersigned thereunto duly authorized.

Date: November l6, 1998      ENHANCE FINANCIAL SERVICES GROUP INC.

                             By: /s/ Arthur Dubroff
                             ----------------------------------------
                             Arthur Dubroff
                             Executive Vice President (duly authorized officer) and Principal Financial Officer