Form 10-K405
period 1998-12-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1999-03-31
CIK 881889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                   Commission file
December 31, 1998                                           number 1-10967

                      ENHANCE FINANCIAL SERVICES GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                            13-3333448
--------------------------------                         -------------------
 (State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

335 Madison Avenue, New York, NY                               10017
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
including area code:  212-983-3100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value                 New York Stock Exchange, Inc.
----------------------------         -------------------------------------------
    (Title of Class)                 (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The approximate aggregate market value of voting stock held by non-affiliates of the registrant as of the close of trading on March 26, 1999 was $783,431,009. The number of shares of Common Stock outstanding as of that date was 37,933,836. For purposes of this calculation, shares of Common Stock held by directors, executive officers and shareholders whose ownership exceeds ten percent of the Common Stock outstanding on that date were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I

Item 1. Business.

GENERAL

      Enhance Financial Services Group Inc. ("Enhance Financial," and together with its consolidated subsidiaries, the "Company") is a holding company engaged, through its subsidiaries, principally in the reinsurance of financial guaranties of municipal and asset-backed debt obligations issued by monoline financial guaranty insurers. The Company is also engaged in other insurance, reinsurance and asset-based businesses that utilize the Company's expertise in performing sophisticated analysis of complex, credit-based risks. The Company's businesses are divided into two operating segments: insurance businesses and asset-based businesses.

      The Company's business strategy is to maintain its financial guaranty business, both primary and reinsurance, and its commitment to intensive and prudent credit underwriting and conservative investment policies; to utilize its expertise in underwriting credit risks to expand and develop its other insurance businesses; and to continue to pursue its asset-based businesses and diversification efforts utilizing its credit analysis skills in areas that the Company believes have strong profit and growth potential relative to risk. The Company expects that a significant portion of its growth will come from asset-based businesses and non-financial guaranty businesses. As part of its diversification and expansion efforts, the Company expects to further develop its strategic relationships with Mortgage Guaranty Insurance Corporation ("MGIC"), a leading U.S. provider of private mortgage insurance coverage, and Swiss Reinsurance Company ("Swiss Re"), both initiated in 1996.

      Reinsurance of financial guaranties issued by monoline financial guaranty insurers represented 61.8% of the Company's gross premiums written for the year ended December 31, 1998. During the year ended December 31, 1998, the Company received 24.7% of the total reinsurance premiums ceded by all monoline financial guaranty insurers.

      The Company's other insurance businesses include the issuance of direct financial guaranties of smaller debt obligations, trade credit reinsurance and excess-SIPC/excess-ICS and similar types of bonds. These other insurance businesses represent 38.2% of the Company's gross premiums written for the year ended December 31, 1998.

      The Company is also engaged in various asset-based businesses, including the origination, purchase, servicing and/or securitization of special assets, including state lottery awards, structured settlements, viatical settlements, sub-performing/non-performing and seller-financed residential mortgages and delinquent unsecured consumer assets. The Company is continuing to expand these asset-based businesses and is diversifying its products and services into other areas that the Company believes have strong growth potential and in which the Company's strengths in credit analysis and securitization can provide a competitive advantage.

      Enhance Financial has since its inception conducted substantially its entire insurance business through its wholly-owned indirect financial guaranty insurance subsidiaries, Enhance Reinsurance Company ("Enhance Re") and Asset Guaranty Insurance Company ("Asset Guaranty"; together, the "Insurance Subsidiaries"). Enhance Re has been rated by Standard &

Poor's Corporation ("Standard & Poor's"), Moody's Investors Service, Inc. ("Moody's") and Duff & Phelps Credit Rating Company ("Duff & Phelps"), each of which have assigned it triple-A claims-paying ability ratings, their highest respective ratings. Asset Guaranty has been rated by Duff & Phelps and Standard & Poor's, which have assigned it triple-A and double-A claims-paying ability ratings, respectively.

      On March 29, 1999, Moody's advised the Company that it had placed on review for possible downgrade both the Aaa insurance financial strength rating of Enhance Re and the Aa3 senior long-term debt rating of Enhance Financial. Moody's explained that this action with respect to Enhance Re's rating was based on the possible increased risk and strain to Enhance Re resulting from the Company's diversification and on the increasing competition in the reinsurance industry. Moody's explained this action with respect to Enhance Financial's debt rating was based on the Company's diversification into what Moody's described as higher-return non-insurance businesses with risk characteristics that are distinct from the Company's traditional financial guaranty activities. See "Description of Business -- Rating Agencies" in this section.

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

      There are currently four major monoline primary U.S. financial insurers:
MBIA Insurance Corporation ("MBIA"), AMBAC Assurance Corporation ("AMBAC"), Financial Guaranty Insurance Company ("FGIC") and Financial Security Assurance Inc. ("FSA"). Two previous primary U.S. financial insurers, Capital Market Assurance Corporation ("CapMAC") and Construction Loan Insurance Corporation ("Connie Lee"), were acquired by MBIA in February 1998 and by AMBAC in December 1997, respectively.

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

      The following table sets forth certain information regarding new-issue long term (over one year) municipal bonds and new-issue insured long term municipal bonds, in each case issued during the years indicated:

                                                                     New Insured Volume
                                  New                  New             as Percent of
Year                        Total Volume (1)   Insured Volume (1)     New Total Volume
----                        ----------------   ------------------     ----------------
                                    (Dollars in billions)
1994                           $165.0               $ 61.5                 37.3%
1995                            160.0                 68.5                 42.8
1996                            185.0                 85.7                 46.3
1997                            220.7                107.5                 48.7
1998                            286.0                145.3                 50.8

-----------------------
(1) Based upon estimated data provided by The Bond Buyer, February 9, 1999.

      The overall increase in the volume of municipal bond issuance in 1998 resulted from an increase in refunding issues, which represented 28.5% of total issuance compared to 27.3% in 1997, as well as a higher amount of bonds issued for new money purposes, which increased to $161.7 billion in 1998 from $138.6 billion in 1997.

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

      Treaty and facultative reinsurance are typically written on either a proportional or non-proportional basis. Proportional relationships are those in which the ceding company and the reinsurer share the premiums, as well as the losses and expenses, of a single risk or group of risks in an agreed percentage. In addition, the reinsurer generally pays the ceding company a ceding commission, which is typically related to the ceding company's cost of obtaining the business being reinsured. Non-proportional reinsurance relationships are typically on an excess-of-loss basis. An excess-of-loss relationship provides coverage to a ceding company up to a specified dollar limit for losses, if any, incurred by the ceding company in excess of a specified threshold amount.

      Reinsurers may also, in turn, purchase reinsurance under retrocessional agreements to cover all or a portion of their own exposure for reasons similar to those that cause primary insurers to purchase reinsurance. See "Description of Business - Reinsurance Ceded" in this item.

DESCRIPTION OF BUSINESS

Insurance Businesses

Reinsurance of Monoline Financial Guaranty Insurers

      The Company's principal business is the reinsurance of financial guaranty insurance written by the U.S. monoline financial guaranty insurers. The Company provides reinsurance on a treaty and/or a facultative basis for such companies. See "Sources of Premiums" in this item. As of December 31, 1998, 39.6% of the Company's insurance in force attributable to the monoline financial guaranty insurers represented business underwritten on a treaty basis, with the balance being facultative. The reinsurance written by the Company is subject to a detailed underwriting review. Most of the Company's reinsurance activity is written on a proportional reinsurance basis.

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

      Premiums Ceded by Individual Primary Insurers. The following table sets forth certain information regarding written premiums ceded to the Company by the monoline financial guaranty insurers in 1998, 1997 and 1996:

                                         Year Ended December 31,
                    -------------------------------------------------------------------
                            1998                  1997                   1996
                            ----                  ----                   ----
                     Gross                 Gross                  Gross
                    Premiums  Percent of  Premiums   Percent of  Premiums    Percent of
Primary Insurer      Ceded       Total     Ceded       Total       Ceded       Total
---------------      -----       -----     -----       -----       -----       -----
                                         (Dollar amounts in millions)
MBIA (1)             $24.8       30.8%      $26.6       45.2%      $23.9       42.0%
FSA                   24.3       30.1        17.3       29.4        14.0       24.6
AMBAC (2)             24.2       30.0        10.1       17.2        11.7       20.6
FGIC                   7.0        8.7         4.8        8.2         7.3       12.8
Other - Foreign        0.3        0.4          --         --          --         --
                     -----      -----       -----      -----       -----      -----
Total                $80.6      100.0%      $58.8      100.0%      $56.9      100.0%
                     =====      =====       =====      =====       =====      =====

(1) Includes $5.9 million (or 7.3% of total), $8.0 million (or 13.6% of total) and $6.2 million (or 10.9% of total) of gross premiums ceded for 1998, 1997 and 1996, respectively, by CapMAC, which was acquired by MBIA in February 1998.

(2) Includes $0.3 million (or 0.5% of total) and $2.3 million (or 4.0% of total) of gross premiums ceded for 1997 and 1996, respectively, by Connie Lee, which was acquired by AMBAC in December 1997.

        Insurance Portfolio Data. The Company seeks to maintain a diversified insurance portfolio designed to spread its risk based on issuer, type of debt obligation insured and geographic concentration. The following table sets forth the distribution of the Company's reinsured monoline-guarantied obligations by bond type as of December 31, 1998.

                                                            As of December 31, 1998
                                                  ------------------------------------------
Type of Obligation                                Insurance in Force(1)     Percent of Total
------------------                                ---------------------     ----------------
                                                      (In billions)
Municipal:
    General obligation/tax supported ............        $  21.0                 30.5%
    Water/sewer/electric/gas ....................           11.2                 16.2
    Airports/transportation .....................            7.7                 11.2
    Health care .................................            7.1                 10.3
    Housing revenue .............................            1.5                  2.2
    Other (2) ...................................            5.1                  7.4
                                                           -----                -----

       Total municipal ..........................           53.6                 77.8
                                                           -----                -----

Non-municipal
    Consumer obligations ........................            7.0                 10.2
    Investor-owned utilities ....................            4.1                  5.9
    Commercial mortgage .........................            0.2                  0.3
    Other (3) ...................................            4.0                  5.8
                                                           -----                -----

       Total non-municipal ......................           15.3                 22.2
                                                           -----                -----

       Total ....................................        $  68.9                100.0%
                                                           =====                =====

----------
(1) Represents the Company's proportionate share of the aggregate outstanding principal and interest payable on such insured obligations.

(2) Represents other types of municipal obligations, none of which individually constitutes a material amount or percentage of the Company's insurance in force.

(3) Includes $1.7 billion collateralized by corporate debt obligations. The balance represents other types of assets which collateralize obligations reinsured by the Company, none of which individually constitutes a material amount or percentage of the Company's insurance in force.

        The following table identifies by issuer the Company's ten largest single-risk insurance in force amounts outstanding as of December 31, 1998 and the credit rating assigned by Standard & Poor's as of that date (in the absence of financial guaranty insurance) to each such issuer:

                                                                         Insurance in
                                                                          Force as of
Credit                         Credit Rating       Obligation Type     December 31, 1998
------                         -------------       ---------------     -----------------
                                                                         (In millions)
New York City Municipal
  Water Finance Authority       A-                 Water & Sewer            $  981.2
New York City, NY ........      BBB+               General Obligation          888.3
Port Authority of New York
  and New Jersey .........      AA                 Transportation              771.2
State of California ......      A+                 General Obligation          740.9
Commerzbank - Citibank
  London .................      AAA                Consumer Obligation         657.5
Commonwealth of
  Puerto Rico ............      A                  General Obligation          635.6
Dade County, Florida Water
  & Sewer System .........      A                  Water & Sewer               602.7
Houston, TX Combined Water
  & Sewer System .........      A                  Water & Sewer               591.2
San Francisco
  International Airport,
  CA .....................      A+                 Airport                     558.3
Commonwealth of
  Massachusetts ..........      A+                 General Obligation          540.5

      The following table sets forth the distribution by state of the Company's insurance in force in connection with its reinsurance of monoline-guarantied obligations as of December 31, 1998:

                                                        As of December 31, 1998
                                               -----------------------------------------
Jurisdiction                                   Insurance in Force   Percent of Portfolio
------------                                   ------------------   --------------------
                                                  (In billions)
California ............................                $8.2                11.9%
New York ..............................                 7.5                10.9
Florida ...............................                 4.5                 6.5
Texas .................................                 3.8                 5.5
Pennsylvania ..........................                 3.2                 4.6
Illinois ..............................                 2.8                 4.1
New Jersey ............................                 2.7                 3.9
Massachusetts .........................                 2.6                 3.8

Puerto Rico ...........................                 2.2                 3.2
Ohio ..................................                 1.5                 2.2
Other (1) .............................                29.9                43.4
                                                      -----               -----
         Total                                        $68.9               100.0%
                                                      =====               =====

---------------
(1) Includes $14.8 billion related to pooled or foreign credits for which specific allocation by state is not available. The balance represents all remaining states, the District of Columbia and several foreign countries, in which obligations insured and reinsured by the Company arise, none of which individually constitutes a material portion of the Company's insurance in force.

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

        Limitations on the Company's single-risk exposure derive from state insurance regulation, rating agency guidelines and internally established criteria. The primary factor in determining single-risk capacity is the class or sector of business being underwritten. For municipal credits, the Company has self-imposed single-risk guidelines which range widely, depending upon the perceived risk of default of the municipal obligation reinsured. For asset-backed transactions, the Company's single-risk guidelines generally follow state insurance regulation limitations, as well as self-imposed single risk and cumulative servicer-related risk. On individual underwritings, the Company's credit committee may limit the allocation of capacity to an amount below that allowed by the single-risk guidelines noted above.

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

        In writing these other insurance lines of business, the Company utilizes its expertise in evaluating complex credit-based risks. These businesses represent 38.2% of the Company's gross premiums written for the year ended December 31, 1998, compared to 45.7% for the year ended December 31, 1997. The Company's business strategy is to expand and develop further these other insurance lines, which the Company believes have strong profit and growth potential and where the Company's expertise can be utilized.

        Premiums in respect of certain of the Company's other insurance businesses are earned over a significantly shorter period than those in respect of the Company's monoline reinsurance business. The Company's ability to realize consistent levels of earned premiums in these insurance businesses will therefore depend on its ability to write consistent levels of new insurance.

        The following tables set forth certain information concerning the Company's other insurance businesses as of December 31, 1998 and for the year then ended:

                                                            Insurance in Force(1)
Category of Other Insurance Business                       As of December 31, 1998
------------------------------------                       -----------------------
                                                                (In billions)
Municipal bonds - direct .....................................     $5.7
Multi-family housing-backed financings .......................      0.3
Other (2) ....................................................      0.8
                                                                   ----
        Total                                                      $6.8
                                                                   ====

----------------------

(1) Does not include insurance in force pursuant to the excess-SIPC/excess-ICS program described below in this section.

(2) Includes $0.2 billion of financial responsibility bonds in force, a line of business which the Company has decided to exit in 1999.

                                                        Year Ended December 31, 1998
                                                     ---------------------------------
                                                     Net Premiums
Category of Other Insurance Business                    Written        Premiums Earned
------------------------------------                    -------        ---------------
                                                              (In millions)
Municipal bonds - direct ...................             $17.6             $ 8.3
Trade credit reinsurance ...................              16.9              16.0
Other (1) ..................................              14.2              12.2
                                                         -----             -----
      Total                                              $48.7             $36.5
                                                         =====             =====

(1) Includes $1.8 million of Net Premiums Written and $2.5 million of Premiums Earned for financial responsibility bonds, a line of business which the Company has decided to exit in 1999.

      Municipal bonds. The Company writes municipal bond insurance as a primary insurer in certain transactions where the financial guaranty monoline primary insurers generally elect not to participate. This writing is focused on various market sectors including tax-backed obligations, infrastructure revenue bonds, health-care bonds, higher education bonds and municipal lease obligations. Each such issue, after being insured, is reviewed by Standard & Poor's and Duff & Phelps, which determine the credit quality of the issue and report their findings to the Company.

      Trade Credit Reinsurance. Trade credit reinsurance protects sellers of goods under certain circumstances against non-payment of the receivables they hold from buyers of those goods. The Company covers receivables both where the buyer and seller are in the same country as well as cross-border receivables. Sometimes in the latter instance, the coverage extends to certain political risks (foreign currency controls, expropriation, etc.) which interfere with the payment from the buyer.

      The Company is a member-reinsurer, together with Great American Insurance Company, of the Foreign Credit Insurance Association ("FCIA"), which guaranties export financing for transactions between exporters and foreign purchasers.

      As of December 31, 1998, Enhance Financial owned an indirect 36.5% equity interest (representing 55% of the voting interest) in Exporters Insurance Company Ltd. ("Exporters"), an insurer of domestic and foreign trade receivables for multinational companies. The Company provides significant reinsurance capacity to this joint venture on a proportional quota-share basis.

      In addition, the Company participates in proportional and non-proportional reinsurance treaties with approximately 25 credit insurers, including many in Europe. The largest relationships in terms of premiums are with the FCIA (domiciled in the United States), the Euler Group (major subsidiaries domiciled in France, Belgium, the Netherlands, the United Kingdom and the United States) and Exporters (domiciled in Bermuda). In order to expand the trade credit reinsurance business, the Company is in the process of establishing a contact office in London, England to market and manage relationships with trade credit primary insurers. Upon receipt of appropriate authorizations in the United Kingdom, the London office will also underwrite trade credit insurance.

      Excess-SIPC/Excess-ICS. The Company writes surety bonds for the protection of customers of large securities brokers against the loss of securities, and in some cases, cash, in their brokerage accounts in the event of the broker's insolvency and liquidation. Bonds issued under this program typically provide coverage for loss per account in excess of the $500,000 in the case of loss covered by the U.S.-government-established Securities Investor Protection Corporation ("SIPC"), or 48,000 pounds sterling (approximately $78,000) in the case of loss covered by the U.K.-government-established Investors Compensation Scheme ("ICS"). The coverage is offered only to the members of the securities brokerage community that meet specific financial, legal and operating criteria established by the Company.

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

      Financial Responsibility Bonds. The Company owns substantially the entire interest in Van-American Insurance Company ("Van-Am"), which writes reclamation bonds for the coal mining industry, generally in strip mining ventures, and surety bonds covering the closure and post-closure obligations of landfill operators. Asset Guaranty reinsures the reclamation bonds for the coal mining industry issued by Van-Am on both a treaty and facultative basis and surety bonds for landfill operators issued by Van-Am on a facultative basis only. Due to intense pricing competition in Van-Am's core business and a poor strategic fit with the Company's other operations, the Company has decided to exit this line of business. The Company will either sell its interest in Van-Am or wind-down Van-Am's operations and place them into "run-off." The Company has engaged an investment bank to assist in completing the divestiture of Van-Am, which, if at all, is expected to occur in 1999.

      Underwriting Process and Surveillance. The underwriting criteria applied in evaluating a given issue for primary insurance coverage and the internal procedures (for example, credit committee review) for approval of the issue are substantially the same as for the underwriting of reinsurance. See "Reinsurance of Monoline Financial Guaranty Insurers -- Underwriting Staffing, Policies and Procedures" in this section. The entire underwriting responsibility rests with the Company as the primary insurer. As a result, the Company participates more actively in the structuring of the transaction than it does as a reinsurer. The Company conducts, in most cases annually, in-depth surveillance of issues insured as a primary insurer.

Sources of Premiums

      The following table sets forth certain information regarding insurance business assumed and written by the Company:

                                                      Year Ended December 31, 1998
                            ----------------------------------------------------------------------------------
                                                                                   Premiums
                                                                  Gross Premiums   Earned as
                                                                     Written as    Percent of
                              Gross        Net                    Percent of Total   Total      Premium Earned
                            Premiums     Premiums      Premiums    Gross Premiums   Premiums     as Percent of
Sources of Premiums         Written      Written        Earned        Written        Earned     Total Revenues
-------------------         -------      -------        ------        -------        ------     --------------
                                  (Dollars in millions)
Financial guaranty
    reinsurance:
    MBIA ...........        $ 24.8        $ 24.6        $ 29.5           19.0%         28.8%          14.2%
    AMBAC ..........          24.2          24.4          10.1           18.6           9.9            4.9
    FSA ............          24.3          24.3          15.6           18.6          15.2            7.5
    FGIC ...........           7.0           7.0          10.3            5.4          10.1            5.0
    Other - Foreign            0.3           0.3           0.3            0.2           0.3            0.1
Other insurance(1) .          49.8          48.7          36.5           38.2          35.7           17.6
                            ------        ------        ------         ------        ------         ------
                            $130.4        $129.3        $102.3          100.0%        100.0%          49.3%
                            ======        ======        ======         ======        ======         ======

----------
(1) Includes business written by the Company as a primary insurer. For the year ended December 31, 1998, no single primary insurer included in "Other insurance" provided greater than 2.2%, 2.2% and 2.8% of gross premiums written, net premiums written and premiums earned, respectively.

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

      The Company is a party to facultative agreements with all, and a party to treaty agreements with all except one of, the monoline financial guaranty primary insurers. The Company's facultative and treaty agreements usually are entered into for indefinite terms, subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal or (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with the New York Insurance Law (the "Insurance Law") and to maintain a specified claims-paying ability rating for the particular Insurance Subsidiary. Upon termination under the conditions set forth in (ii) above, the Company may be required to return to the primary insurer all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement.

      Of the Company's aggregate monoline reinsurance exposure of $68.9 billion as of December 31, 1998, $60.2 billion, or 87.4%, was derived through its treaty relationships with the primary insurers.

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

      The Company has historically retroceded relatively little of its financial guaranty reinsurance exposure for risk management reasons. In its specialty insurance businesses, the Company in recent years has increased the amount of direct exposure which it reinsures out, particularly that incurred in its excess-SIPC/excess-ICS program, principally in order to comply with applicable regulatory single-risk limitations. Most of the reinsurance capacity for its excess-SIPC/excess-ICS program is provided by certain of the primary financial guaranty insurers, for which the Company serves as reinsurer in their municipal bond and asset-backed transactions. In addition, the Company retrocedes a portion of its trade credit reinsurance business from FCIA to several international reinsurance companies.

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

      Gross written premiums of $1.1 million were ceded or retroceded by the Insurance Subsidiaries to unaffiliated companies in 1998, of which amount 78.0% was ceded or retroceded to insurance companies having AAA claims-paying ability ratings from Standard & Poor's.

Loss Experience

      The Company establishes a provision for losses and related loss adjustment expenses ("LAE") when reported by primary insurers or when, in the Company's opinion, an insured risk is in default or a default is probable and the amount of the loss is reasonably estimable. Provisions for losses and LAE are established based on the estimated loss, including expenses associated with settlement of the loss, through the full term of the insured obligation. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the Company's ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. On any given municipal and asset-backed reinsurance transaction, the Company and its primary insurer clients underwrite with a zero-loss underwriting objective. For the trade credit reinsurance business, loss reserves are established based on historical loss development patterns experienced by the Company and by ceding companies in similar businesses. The estimate of reserves for losses and LAE, which includes a non-specific loss reserve, is periodically evaluated by the Company, and changes in estimate are reflected in income currently.

      As it anticipated, the Company has experienced relatively higher loss levels in certain of its other insurance businesses than it experienced in connection with its financial guaranty reinsurance business. See "Other Insurance Businesses" in this section. The Company believes that the higher premiums it receives in these businesses adequately compensate it for the risks involved.

      At December 31, 1998, the Company had established $33.7 million in net reserves for losses and LAE (of which $16.4 comprised incurred but not reported and non-specific reserves). The following table sets forth certain information regarding the Company's loss experience for the years indicated:

                                                         Year Ended December 31,
                                              -------------------------------------------
                                                      1998        1997         1996
                                                     -----        -----        -----
                                                              (In millions)
Net reserve for losses and LAE
beginning of year ...........................        $31.0        $26.3        $29.0
Net provision for losses and LAE
    Occurring in current year ...............          6.0          6.0          6.1
    Occurring in prior years ................          4.3          3.7          3.1
                                                     -----        -----        -----
        Total ...............................         10.3          9.7          9.2
                                                     -----        -----        -----

Net payments for losses and LAE
   Occurring in current year ................          0.4          0.7          0.6
   Occurring in prior years .................          7.2          4.3         11.3
                                                     -----        -----        -----
         Total ..............................          7.6          5.0         11.9
                                                     -----        -----        -----

Net reserve for losses and LAE at end of year        $33.7        $31.0        $26.3
                                                     =====        =====        =====

      In 1998, 1997 and 1996 the Company recorded losses of $6.5 million, $8.1 million and $7.3 million, respectively, in connection with its credit and surety businesses.

      The Company believes that the reserves for losses and LAE, including the case and non-specific reserves, are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates.

Asset-Based Businesses

      The Company is engaged in several additional lines of business that utilize its core skills in complex credit analysis and securitizations and, in certain cases, its strategic relationships.

      Enhance Financial's wholly-owned subsidiary, Singer Asset Finance Company, L.L.C. ("Singer"), conducting business from New York City and Boca Raton, Florida offices, purchases from individuals state lottery prizes, structured settlement payment rights and other long-term payment streams. Working with leading financial institutions, Singer securitizes lottery prizes and structured settlement payment streams, i.e., sells pools of such assets into the securities market. Singer markets its products targeted to individual consumers through a combination of direct marketing activities, a direct sales force and the use of commissioned brokers.

      In August 1998, the Company formed Enhance Consumer Services, LLC and subsidiary entities to conduct the viaticals business (the purchase of or the making of loans secured by life insurance policies from customers living with a terminal illness) and to utilize marketing and securitization techniques similar to those used by Singer for lottery prizes and structured settlement payment streams. Singer faces in all its business lines a variety of direct competitors, including specialized single-product providers and diversified multi-line entities. Some of these competitors have significantly greater financial resources than those available to the Company.

      Enhance Financial and MGIC each own an approximate 48% interest in Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a New York City-based joint venture. C-BASS purchases, invests in and securitizes single-family residential sub-performing, non-performing and seller-financed mortgage loans and real estate and subordinated residential mortgage-backed securities. In addition, through a wholly-owned residential mortgage servicing subsidiary, C-BASS engages in loss mitigation, default collection, collection of insurance claims and guaranty collections under government-sponsored mortgage programs.

      C-BASS markets its products and services directly to financial institutions and institutional investors originating or purchasing residential mortgages and to entities issuing subordinated residential mortgage-backed securities. In addition, in connection with its seller-financed-mortgage business, C-BASS employs a direct sales force and direct mailings to sell or purchase its products. There are a significant number of direct competitors of C-BASS in its program to purchase, service and securitize residential mortgages and subordinated residential mortgage-backed securities. These competitors include major Wall Street investment firms and larger banking institutions, many of which have greater financial and other resources than C-BASS. There are a limited number of direct competitors of C-BASS in its seller-finance residential mortgages purchase and servicing programs.

      In December 1998, the Company and MGIC formed Sherman Financial Group LLC ("Sherman"), a New York City-based joint venture in which each owns a 45.5% interest and which will purchase, service and securitize delinquent consumer assets, including charged-off credit card receivables. To that end, Sherman acquired the assets of a leading provider of marketing analytics and diligence services to purchasers of unsecured delinquent consumer assets, and the Company acquired a leading servicer and collector of delinquent consumer assets, which it anticipates contributing to Sherman upon satisfaction of certain regulatory requirements.

      Enhance Financial and Swiss Re, respectively, own 25% equity interests in Seguradora Brasiliera de Fiancas ("SBF"), one of Brazil's largest surety companies. The remaining interest in SBF is held by Banco Pactual, S.A., one of Brazil's largest investment banks. The terms of the joint venture call for the expansion of SBF in the Latin American insurance and other credit-related markets and opportunities.

      In July 1998, the Company formed AGS Financial LLC ("AGS"), a New York City-based venture in which it holds an 80% interest focused on structured finance, asset servicing and specialized investment banking services in Latin American markets. The Company formed AGS to utilize resources made available to the Company through its interest in SBF. To date, AGS has been a major participant in the development of some of the most innovative origination and servicing capabilities critical to successful securitization programs in selected Latin American markets.

Investments and Investment Policy

      The Company's investment portfolio, consisting of privately placed securities and municipal bonds, is managed with a view to maximizing after-tax performance. As of December 31, 1998, 58.2% of the portfolio is managed internally, while the remaining 41.8% is allocated to four external specialty managers. All investments are guided by the Company's general investment objectives and policies, including guidelines relating to average maturities and quality, which are periodically reviewed and revised as appropriate. The investment policies are designed to achieve diversification of the portfolio and generally to preclude investments in obligations insured by the Company. Investments are almost entirely fixed income securities, with a mix of taxable and tax-exempt investments looking to maximize the net income of the Company.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies all securities at the time of purchase as either "held to maturity" or "available for sale." Securities held to maturity are those securities which the Company intends and has the ability to hold until maturity and are carried at amortized cost. All other fixed maturity securities are classified as available for sale, are carried at fair value and may be sold in response to changes in interest rates, prepayment risk, payment of losses and other factors. Unrealized gains and losses, net of taxes, on the available-for-sale portfolio are charged or credited to accumulated other comprehensive income.

      The Company internally manages and controls invested assets representing approximately 58.2% of the carrying value of the investment portfolio at December 31, 1998. The Company intends to hold 20.8% (based on carrying value) of its invested assets to maturity, and, accordingly, in accordance with SFAS No. 115, they are accounted for on an amortized cost basis.

      The following tables set forth certain information concerning the types of investments and maturities composing the investment portfolio of the Company.

                                                                As of December 31, 1998
                                                    --------------------------------------------
                                                                                Weighted Average
       Investment Category (1)                        Carrying Value (2)            Yield (3)
       -----------------------                       ------------------            ---------
                                                   (Dollars in millions)
Fixed Maturities, held to maturity
   Private placements .........................           $ 96.3                      8.93%
   Municipal obligations - tax exempt .........             93.3                      7.53
   Corporate securities .......................              4.7                      8.27
   U.S. Government obligations ................              2.5                      6.95
                                                          ------
     Total ....................................           $196.8                      8.23%
                                                          ------

                                                               As of December 31, 1998
                                                  ---------------------------------------------
                                                                               Weighted Average
       Investment Category (1)                      Carrying Value (2)             Yield (3)
       -----------------------                    ---------------------            ---------
                                                  (Dollars in millions)
Fixed maturities, available for sale
   Municipal obligations - tax exempt .....              $520.7                      5.60%
   Mortgage-backed securities .............                95.0                      7.09
   Corporate securities ...................                48.4                      7.09
   Foreign securities .....................                26.7                      5.81
   U.S. Government obligations ............                 3.6                      6.30
                                                         ------
     Total ................................              $694.4                      5.93%
                                                         ------

Short-term investments (4) ..............                  56.3                      4.30
Common stocks ...........................                   0.8                      8.57
                                                         ------
     Total Investments ..................                $948.3                      6.33%
                                                         ======

-------------

(1) Excludes investment in affiliates. See Note 5 of "Notes to Consolidated Financial Statements."

(2) Investments in fixed maturities in the held-to-maturity portfolio are carried at amortized cost. Investments in fixed maturities in the available-for-sale portfolio are carried at market value. Short-term investments are carried at cost, which approximates their market values. Common stocks are carried at market value. Unrealized gains and losses on fixed maturities available for sale and common stocks are reflected in accumulated other comprehensive income net of tax.

(3) Represents yield to maturity on fixed maturities and current yield on common stocks and certain short-term investments. All amounts are stated on a pre-tax basis.

(4) Includes $5.5 million of cash and cash equivalents as of December 31, 1998.

        Maturity of Fixed Maturities                        Carrying Value As of December 31, 1998
        ----------------------------                        --------------------------------------
                                                                       (In millions)
Held to Maturity (1)
  Due in one year or less ..................................              $ 16.9
  Due after one year through five years ....................                95.8
  Due after five years through ten years ...................                51.8
  Due after ten years ......................................                32.3
                                                                          ------
      Total(2) .............................................              $196.8
                                                                          ======

Available for Sale (3)
  Due in one year or less ..................................              $  2.6
  Due after one year through five years ....................                33.5
  Due after five years through ten years ...................               152.9
  Due after ten years ......................................               505.4
                                                                          ------
      Total(4) .............................................              $694.4
                                                                          ======

--------------
(1) The weighted average maturity of the held to maturity portfolio is estimated to be 4.4 years as of December 31, 1998.

(2) Investments in fixed maturities in the held-to-maturity portfolio are carried at amortized cost. Total market value as of December 31, 1998 of fixed maturities, held to maturity, was $205.8 million.

(3) The weighted average maturity of the available for sale portfolio as of December 31, 1998 is estimated to be 10.2 years.

(4) Investments in fixed maturities in the available-for-sale portfolio are carried at market value. Total amortized cost of fixed maturities, available for sale, as of December 31, 1998 was $657.6 million.

        The Company has an investment policy of maintaining an investment portfolio having a weighted average credit rating of not lower than AA. The Company's adherence to these policies is reflected in the following table setting forth certain information concerning the rating of the Company's investments by Standard & Poor's.

                                                 Percent of Investment Portfolio
Rating                                               As of December 31, 1998
------                                               -----------------------

AAA (1) .............................................          49.3%
AA ..................................................          31.5%
A ...................................................          15.2%
Other (2) ...........................................           4.0%

----------

(1) Includes U.S. Treasury and agency obligations, which constituted 8.1% of the total portfolio as of December 31, 1998.

(2) Consists of common stock, unrated securities and securities rated less than A.

Marketing

      Most of the Company's business derives from relationships it has established and maintains with primary insurance companies. These relationships provide business for the Company in the following major areas: (1) reinsurance for municipal bonds and asset-backed securities (in which area the Company currently has either treaty or facultative agreements with all the monoline primary companies); (2) trade credit reinsurance; and (3) reinsurance for affiliated-companies reinsurance (including Exporters and FCIA).

      The Company markets directly to the monoline insurers writing credit enhancement business and has direct relationships with their affiliated primary insurers. Specialist reinsurance intermediaries, most of which are located in London, usually present to the Company reinsurance opportunities in the credit insurance sector. These brokers work with the Company's marketing personnel in introducing the Company to the primary credit insurance markets and in structuring reinsurance to meet the needs of the primary insurers. Intermediaries are typically compensated by the reinsurer based on a percentage of premium assumed, which varies from agreement to agreement.

      The Company markets its excess-SIPC/excess-ICS polices through specialist intermediaries, primarily in New York and London. These brokers work with the Company's marketing personnel in introducing the Company to large securities brokers to meet the needs of such securities brokers. These brokers are typically compensated by the Company based on a percentage of premium collected, which varies from agreement to agreement.

Competition

      Reinsurance of Monoline Financial Guaranties. The Company is subject to competition from three companies that specialize in financial guaranty reinsurance--Capital Reinsurance Company ("Capital Re"), Axa Reassurance Finance, S.A ("Axa") and RAM Reinsurance Co. Ltd ("Ram Re"), which the Company believes provide, together with the Company, most of the reinsurance capacity to the monoline financial guaranty primary insurers. In addition, several multiline insurers have recently increased their participation in financial guaranty reinsurance. Certain of these multiline insurers have formed strategic alliances with some of the U.S. primary financial guaranty insurers. The Company believes that it and Capital Re have the largest and roughly equivalent shares of financial guaranty premiums ceded by the monoline primary insurers inclusive of both treaty and facultative business.

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

      Other Insurance Businesses. The Company believes that there are a number of direct competitors of the Company in its other insurance businesses, some of which have greater financial and other resources than the Company. The Company has limited its activities in these market areas to those activities that are not served by the Company's financial guaranty monoline primary insurer clients. As a primary insurer, the Company writes insurance on those municipal bonds with respect to which such primary insurers have generally declined to participate because of the size or complexity of such bond issuances relative to the anticipated returns. The Company also serves as a reinsurer for certain specialty primary insurers which are not monoline financial guaranty insurers, in which the Company has significant equity interests or is otherwise a participant. Such reinsurance accounted for 5.3% of the Company's gross premiums written in 1998. These specialty primary insurers are themselves subject to competition from other primary insurers, many of which have greater financial and other resources.

Rating Agencies

      The rating agencies allow credit to a ceding primary insurer's capital requirements and single-risk limits for reinsurance ceded in an amount depending on the claims-paying ability rating of the reinsurer. The rating criteria used by the rating agencies focus on the following factors: capital resources; financial strength; primarily in the case of a reinsurer whose common equity is not publicly traded, shareholder composition and commitment of the reinsurer's institutional stockholders; demonstrated management expertise in financial guaranty and traditional reinsurance; credit analysis; systems development; marketing; capital markets and investment operations, including the ability to raise additional capital; and a minimum policyholders' surplus comparable to primary company requirements, with initial capital sufficient to meet projected growth as well as access to such additional capital as may be necessary to continue to meet standards for capital adequacy. As part of their rating process, Standard & Poor's, Moody's and Duff & Phelps test the capital adequacy of the Insurance Subsidiaries by subjecting them to a "worst-case depression scenario." Expected losses over a depression period are established by applying capital charges to the existing and projected insurance portfolio.

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

      On March 29, 1999, Moody's advised the Company that it had placed on review for possible downgrade both the Aaa insurance financial strength rating of Enhance Re and the Aa3 senior long-term debt rating of Enhance Financial. Moody's explained that this action with respect to Enhance Re's rating was based on the possible increased risk and strain to Enhance Re resulting from the Company's diversification and on the increasing competition in the reinsurance industry. Moody's explained that this action with respect to Enhance Financial's debt rating was based on the Company's diversification into what characteristics that are distinct from the Company's traditional financial guaranty activities.

      Management does not believe that a downgrade (should that be the result of the Moody's review) would have an adverse effect on Enhance Re's competitive position. This is because many of Enhance Re reinsurance competitors do not have financial strength ratings of Aaa from Moody's, and the Company's principal financial guaranty competitor has already been downgraded by Moody's. However, insofar as a downgrade could diminish the value Enhance Re provides to the primary insurers, they could seek an increase, which could be material, in the costs to Enhance Re associated with cessions under their treaties with Enhance Re. Should the Company fail to reach agreement with the primaries on the matter, some of them will be entitled to exercise their treaty right triggered by the downgrade to recapture business previously ceded to Enhance Re. While the Company believes that the recapture of business by the primaries would otherwise be inconsistent with their long-standing risk-management practices, such action, if it occurs and depending on its magnitude, could have a material adverse effect on the Company.

      A substantial portion of Asset Guaranty's written business is subject to similar provisions with respect to any downgrade of its Standard & Poor's or Duff & Phelps rating. The Company believes that the same consequences as set forth above would occur were Asset Guaranty to experience any such downgrade, which, in turn, could materially adversely affect the Company's ability to continue to engage in certain speciatly businesses, principally insurance of municipal bonds. See "Other Insurance Businesses" in this section.

Data Processing

      The Company believes that its data processing systems are adequate to support its current needs and have the capacity to support a greater volume of reinsurance business. The Company completed a significant upgrade of its technology infrastructure in 1997, updating and modernizing its hardware, software and network. This modernization program provides a more reliable and resilient information technology environment. The Company has also improved the speed, security and quality of information available to the Company. The Company also has in progress, major application development programs that will provide operational support to many departments. One of the ultimate objectives of these development programs is to restructure, streamline and strengthen the Company's databases that support important reporting and decision support processes.

      See Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations Year 2000" for a description of the Company's systems preparedness for the Year 2000.

Employees

      As of March 1, 1999, the Company (excluding Van-Am) had 260 employees. None of the employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

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

      The Insurance Law requires that each financial guaranty insurer and reinsurer maintain both a reserve for unearned premiums and for incurred losses (similar to the reserve described in "Description of Business -- Loss Experience" in this section) and a special, formulaically derived "contingency reserve" to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. As of December 31, 1998, the statutory contingency reserves of the Insurance Subsidiaries aggregated $207.9 million. Each calculated reserve may be drawn on with the approval of the New York Insurance Department (the "Department") under specified but limited circumstances.

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

      The Company believes that each of the Insurance Subsidiaries is in material compliance with all applicable laws and regulations of the State of New York and the laws and regulations of the other jurisdictions in which such Insurance Subsidiary is licensed pertaining to its business and operations.

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

      The Company believes that Enhance Financial and each of the Insurance Subsidiaries is in material compliance with all applicable insurance holding company laws and regulations of the State of New York and the laws and regulations of the other jurisdictions in which such Insurance Subsidiary is licensed pertaining to its business and operations.

      Under the Insurance Law, any person holding or acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to be holding or acquiring "control" of such company and its subsidiaries, unless the Department determines upon application that such acquiror would not control such company.

NAIC/IRIS Ratios

      The NAIC developed the Insurance Regulatory Information System primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. The system identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from these "usual values" on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. The values of such ratios of the Insurance Subsidiaries all fell within these "usual values" except for three of such ratios for Enhance Re: the liabilities to liquid assets ratio fell outside the "usual value" as a result of an increase in the amount of funds held by or deposited with reinsured companies; the change in net writings ratio fell outside the "usual value" as a result of an increase in writing of municipal bond reinsurance by Enhance Re; and the investment yield ratio fell outside the "usual value" as a result of income on funds held or deposited with reinsurance companies.

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

Item 2. Properties.

      The Company, excluding Singer, occupies approximately 45,000 square feet of office space comprising its executive offices at 335 Madison Avenue, New York, New York pursuant to a sublease expiring April 2000. Singer occupies approximately 9,000 square feet of office space at the same address pursuant to a sublease expiring August 1999 and approximately 35,000 square feet of office space at 700 Banyan Trail Road, Boca Raton, Florida pursuant to a lease expiring August 2005.

Item 3. Legal Proceedings.

      The Company is not a party, nor is any of its property subject, to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Securityholders.

      Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

SHARE INFORMATION

      The following table sets forth the high and low sales prices for the Common Stock for the calendar quarters indicated as reported in the New York Stock Exchange consolidated transaction system. Sales prices reflect a 2:1 split of Enhance Financial's stock effective June 1998.

                                                      High              Low
                                                      ----              ---
1997
1st quarter ..............................         $19-3/4            $17-1/8
2nd quarter ..............................          22-19/32           18-13/16
3rd quarter ..............................          28                 22
4th quarter ..............................          31-1/16            24-9/16

1998
1st quarter ..............................         $35                $26
2nd quarter ..............................          37-19/32           30-5/8
3rd quarter ..............................          37- 5/16           25
4th quarter ..............................          30-3/8             17-5/16
1999
1st quarter (through March 26) ...........          $30-1/8            $20-11/16

As of March 26, 1999, there were 115 holders of record of the Common Stock.

DIVIDEND POLICY

      Enhance Financial paid an aggregate dividend of $0.23 per share in 1998, and the board of directors, declared a dividend in the first quarter of 1999 of $0.06 per share. The amount of dividends payable in the future will be reviewed periodically by the board of directors in light of the Company's earnings, financial condition and capital requirements. The declaration and payment of dividends are subject to the discretion of the board of directors of Enhance Financial, and there is no requirement or assurance that dividends will be paid.

      Enhance Financial's ability to pay dividends as well as its operating, debt service and other expenses depends upon the ability of the Insurance Subsidiaries to pay dividends to Enhance Investment Corporation ("EIC"), a wholly-owned subsidiary of Enhance Financial and the sole shareholder of the Insurance Subsidiaries, and EIC's ability to pay dividends to Enhance Financial. Enhance Financial's ability to pay dividends is also subject to restrictions contained in an agreement relating to Enhance Financial's indebtedness. The Insurance Subsidiaries' ability to pay dividends to EIC is subject to restrictions contained in the Insurance Law. The Company expects that such restrictions will not affect the ability of such subsidiaries to declare and pay dividends to EIC in an amount sufficient to enable EIC to pay dividends to Enhance Financial to support the payment of dividends by Enhance Financial consistent with the practice adopted in recent years. Enhance

Financial is limited by the agreements relating to indebtedness in its ability to pay dividends under certain circumstances. As of December 31, 1998, up to $13.4 million was available for the payment of dividends to EIC by the Insurance Subsidiaries without the prior approval of the insurance regulatory authorities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 of Notes to Consolidated Financial Statements.

Item 6. Selected Historical Consolidated Financial Information.

The following table presents selected historical consolidated financial information derived from the historical consolidated financial statements of the Company as of and for each of the years in the five-year period ended December 31, 1998. This information should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." All references to number of common shares and per-share information reflect the two-for-one stock split which was effective on June 26, 1998.

                                                            Year Ended December 31,
                                    ------------------------------------------------------------------------
                                    1998             1997             1996             1995             1994
                                    ----             ----             ----             ----             ----
                                               (Dollars in millions except per share amounts)
Statement of Income Data:
Gross premiums
written ..................        $ 130.4          $ 108.2          $  98.6          $  87.2          $  85.1
Net premiums written .....          129.3            100.5             95.7             83.0             80.7
Premiums earned ..........          102.3             85.4             77.4             63.0             61.8
Assignment sales .........           45.4             29.2               --               --               --
Net realized gains
(losses) on sale
of investments ...........            2.4              0.7              4.0              3.5             (5.8)
Net investment income (1)            53.4             50.6             47.5             44.2             38.2
Total revenues ...........          207.5            170.4            131.6            112.5             95.7
Income before income
taxes ....................          112.8             94.0             76.4             63.8             32.7
Net income ...............           82.5             68.8             55.7             47.3             26.6

Basic earnings per
share ....................           2.20             1.86             1.56             1.36              .75
Diluted earnings per
share ....................           2.10             1.78             1.52             1.36              .75
Diluted operating
earnings per share(2) ....           2.10             1.77             1.45             1.29              .85
Selected Financial
Ratios(3)
Loss ratio ...............           10.1%            11.4%            11.9%            15.1%            37.0%

Insurance Expense
ratio ....................           48.6%            50.3%            49.2%            50.9%            55.5%
Combined ratio ...........           58.7%            61.7%            61.1%            66.0%            92.5%

                                                                 Year Ended December 31,
                                    ---------------------------------------------------------------------------
                                      1998             1997            1996             1995             1994
                                      ----             ----            ----             ----             ----
                                                   (Dollars in millions except per share amounts)
Balance Sheet Data:
Investment portfolio(4) ....        $ 948.3          $ 875.9          $ 797.1          $ 749.2          $ 639.9
Total assets ...............        1,336.4          1,147.5            983.4            886.0            749.4
Deferred premium revenue ...          308.2            281.3            266.2            248.1            227.9
Total liabilities ..........          673.8            566.1            495.1            462.0            389.1
Total shareholders'
equity .....................          662.6            581.4            488.3            423.9            360.3

Book value per
share ......................          17.50            15.55            13.52            12.30            10.23
Statutory Basis Reserves(5):
Contingency reserves .......        $ 207.9          $ 171.7          $ 149.8          $ 120.8          $  98.6
Policyholders' surplus .....          324.2            324.2            312.0            294.5            287.6
                                    -------          -------          -------          -------          -------
Qualified statutory
capital ....................          532.1            495.9            461.8            415.3            386.2
Unearned premiums ..........          381.6            345.7            323.2            298.2            269.8
Losses and LAE reserves ....           30.8             22.5             17.7             22.0             19.5
                                    -------          -------          -------          -------          -------
Total policyholders'
reserves ...................        $ 944.5          $ 864.1          $ 802.7          $ 735.5          $ 675.5
                                    =======          =======          =======          =======          =======

Leverage ratio(6) ..........          142:1            130:1            122:1            128:1            124:1

      (1) Excludes capital gains and losses.

      (2) The Company defines operating earnings as net income, less the effect of net realized capital gains and losses, foreign exchange gains and losses, and certain non-recurring items. Operating earnings is not a substitute for net income computed in accordance with GAAP, but is an important measure used by management, equity analysts and investors to measure the financial results of the Company. Diluted operating earnings per share is calculated by dividing operating earnings per share by the weighted average number of commons shares, outstanding for the period, reflecting the potential dilution that would occur if securities such as employee stock options were exercised.

      (3) The loss ratio is the quotient derived by dividing losses and LAE incurred by premiums earned. The expense ratio is the quotient derived by dividing underwriting and insurance related operating expenses by premiums earned. The combined ratio is the sum of the loss and expense ratios. Such ratios have been calculated using amounts determined in accordance with GAAP.

      (4) Excludes investments in affiliates. See Note 5 of Notes to Consolidated Financial Statements for information concerning Enhance Financial's investments in affiliates.

      (5) Represents the combined financial position of the Insurance Subsidiaries presented on a statutory basis.

      (6) Represents the quotient derived by dividing net insurance in force by qualified statutory capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      The Company divides its business operations into two reportable operating segments: insurance businesses and asset-based businesses.

      The insurance businesses, which are engaged through the Insurance Subsidiaries, include principally the reinsurance of financial guaranties of municipal and asset backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analyses of complex, credit-based risks. The Company's other insurance businesses involve the issuance of direct financial guaranties of smaller municipal debt obligations, trade credit reinsurance, financial institutions, credit insurance and financial responsibility bonds. Some of these other insurance businesses are conducted by Van-American Insurance Company ("Van-Am"), a Kentucky domiciled insurer which writes reclamation bonds for the coal mining industry, and surety bonds covering the closure and post-closure obligations of landfill operators. The Company also provides surety and other credit-related insurance products through its 25% ownership of Seguradora Brasileirade Francas S.A.

      The Company operates its asset-based businesses primarily through its consolidated subsidiary, Singer Asset Finance Company, L.L.C. ("Singer") and a partially owned affiliate, Credit-Based Asset Servicing and Securitization L.L.C. ("C-BASS"). The Company's asset-based businesses include the origination, purchase, servicing and/or securitization of special assets, including lottery awards, structured settlement payments and sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-backed securities.

      The Company's revenues consist primarily of (a) premiums earned on insurance and reinsurance contracts, (b) investment income and (c) the sale of securitized lottery prizes and structured settlement payment streams.

Year Ended December 31, 1998 versus Year Ended December 31, 1997

      Gross premiums written in 1998 increased 20.5% to $130.4 million from $108.2 million in 1997. Total premium writings in 1998 benefited from a 37.1% increase in monoline reinsurance.

      Net premiums written increased 28.7% to $129.3 million in 1998 from $100.5 million in 1997, as a result of the increase in gross premiums and a decrease in ceded premiums written from $7.6 million in 1997 to $1.1 million in 1998. The following table shows net premiums written by line of business for the periods presented:

Net Premiums Written (in millions)                     1998                1997
----------------------------------                     ----                ----
Municipal Reinsurance ..................              $ 56.2              $ 34.3
Non-Municipal Reinsurance ..............                24.4                22.2
Other Insurance Lines ..................                48.7                44.0
                                                      ------              ------
                                                      $129.3              $100.5
                                                      ======              ======

      The Company's other insurance lines include direct municipal bond insurance, credit reinsurance, surety, excess-SIPC/excess-ICS and other surety lines. Net premiums written from these businesses have grown from $18.3 million (21.1%) in 1993 to $48.7 million (37.7%) in 1998. The Company expects that these other insurance lines will continue to contribute a significant component of its premium revenues. In connection with certain of its other insurance lines, the Company underwrites with the anticipation of higher loss levels than those associated with its core municipal and non-municipal reinsurance business. The Company takes into account these higher loss levels in determining appropriate premium rates.

      Net premiums earned grew 19.6% to $102.3 million in 1998 from $85.5 million in 1997. This growth in premiums earned was in large part attributable to increased earnings from monoline reinsurance. The following table shows net premiums earned by line of business for the periods presented:

Net Premiums Earned (in millions)                         1998              1997
--------------------------------------------           -------           -------
Municipal Reinsurance ......................           $  42.0           $  37.4
Non-Municipal Reinsurance ..................              23.8              12.6
Other Insurance Lines ......................              36.5              35.5
                                                       -------           -------
                                                       $ 102.3           $  85.5
                                                       =======           =======

      Monoline reinsurance earned premiums increased $16.1 million (32.3%) as a result of refunded earned premiums more than doubling from $8.6 million to $17.9 million as well as a $7.6 million (9.9%) growth in earned premiums before the effect of refundings. Refunding activities increased throughout the year due to a favorable interest rate environment. A refunding eliminates the Company's reinsurance exposure to the refunded obligation and, as a result, the Company recognizes in current earnings the remaining related deferred premium revenue. The growth in premiums earned also reflects the amortization of the deferred premium revenue balance, net of prepaid insurance premiums, which has grown to $308.2 million at year-end 1998 from $281.3 million at year-end 1997.

      Net investment income increased 5.5% to $53.4 million in 1998 from $50.6 million for 1997 reflecting the growth in invested assets in the period offset, in part, by a shift in the portfolio toward tax-exempt securities. After-tax investment income increased 7.6% in 1998 over 1997. The average yields on the Company's investment portfolio, after deducting associated costs, were 6.1% and 6.2% for the years ended December 31, 1998 and 1997, respectively. The average yields on the Company's investment portfolio on an after-tax basis, net of associated costs were 5.1% and 5.1% for the years ended December 31, 1998 and 1997, respectively. In addition, the Company realized $2.4 million and $0.7 million of net capital gains in 1998 and 1997, respectively. Net investment income is presented after deduction of both external investment management fees and internal costs associated with managing the investment portfolio.

      Assignment sales for 1998 and 1997 were $45.4 million and $29.2 million, respectively. This revenue results from Singer's operations being consolidated with the Company's, commencing March 21, 1997.

      Incurred losses and loss adjustment expenses ("LAE") were $10.3 million in 1998 compared with $9.8 million in 1997. Of these amounts, $6.5 million and $8.1 million were incurred in connection with the Company's credit and surety businesses in 1998 and 1997, respectively. In addition, $10.6 million in municipal reinsurance losses were recorded, largely attributable to a $10 million case reserve established for anticipated losses related to reinsurance of Delaware Valley Obligated Group (DVOG) debt. The Company's non-specific reserve was reduced by $10 million accordingly. DVOG is an entity comprising five hospitals and a medical university in the Philadelphia area that is part of Allegheny Health, Education and Research foundation, based in Pittsburgh. The Company believes that the reserves for losses and LAE, including case and non-specific reserves, are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed or be less than such estimates.

      The Company's insurance operating expense ratio for 1998 was 48.6% compared to 50.3% in 1997. Policy acquisition costs, which vary with and are directly related to the generation of new and renewal premiums, totaled $35.0 million and $30.0 million in 1998 and 1997, respectively, representing 34.2% and 35.1% of premiums earned in those respective periods. Other insurance operating expenses increased to $13.7 million in 1998 from $12.2 million in 1997. Non-insurance expenses increased from $25.1 million in 1997 to $39.9 million in 1998 reflecting the continued growth in its Singer operations as well the growth in expenses associated with the Company's diversification activities.

      The Company realized income of $14.1 million from its investments in affiliates in 1998 compared to $8.8 million in 1997 due to continued growth in the Company's asset-backed businesses.

      Interest expense of $8.5 million was incurred in 1998 compared to $7.3 million in 1997 reflecting an increase in the average borrowings outstanding under the Company's line of credit under a bank credit agreement (as amended, the "Credit Agreement") in 1998 compared to 1997.

      The Company's effective tax rate was 26.9% for 1998 compared to 26.8% in 1997.

      Net income for 1998 increased 19.8% to $82.5 million from $68.8 million in 1997. On a per share basis, basic earnings per share increased 18.3% to $2.20 in 1998 from $1.86 in 1997, while diluted earnings per share increased 18.0% to $2.10 in 1998 from $1.78 in 1997. Basic operating earnings per share increased 19.2% to $2.20 in 1998, while diluted operating earnings per share increased 18.6% to $2.10 in 1998. The Company defines operating earnings as net income, less the effect of net realized capital gains and losses, foreign exchange gains and losses, and certain non-recurring items.

      The weighted average shares outstanding for 1998 was 37.52 million compared to 37.07 million for 1997. The diluted weighted average shares outstanding for 1998 was 39.28 million compared to 38.63 million for 1997.

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

      Net premiums written increased 5.1% to $100.5 million in 1997 from $95.7 million in 1996, as a result of the increase in gross premiums partially offset by an increase in ceded premiums written from $2.9 million in 1996 to $7.6 million in 1997. The following table shows net premiums written by line of business for the periods presented:

Net Premiums Written (in millions)                      1997             1996
----------------------------------------------        -------          -------
Municipal Reinsurance ........................        $  34.3          $  41.2
Non-Municipal Reinsurance ....................           22.2             17.4
Other Insurance Lines ........................           44.0             37.1
                                                      -------          -------
                                                      $ 100.5          $  95.7
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

      Net premiums earned grew 10.4% to $85.5 million in 1997 from $77.4 million in 1996. This growth in premiums earned was in large part attributable to increased earnings from the Company's other insurance lines as discussed in the preceding paragraph. The following table shows net premiums earned by line of business for the periods presented:

Net Premiums Earned (in millions)                         1997              1996
--------------------------------------------           -------           -------
Municipal Reinsurance ......................           $  37.4           $  34.4
Non-Municipal Reinsurance ..................              12.6              13.0
Other Insurance Lines ......................              35.5              30.0
                                                       -------           -------
                                                       $  85.5           $  77.4
                                                       =======           =======

      Monoline reinsurance earned premiums increased 5.3% as a result of a $3.9 million (10.4%) growth in earned premiums before the effect of refundings. This growth was partially offset by a decrease in refunded earned premiums from $9.9 million in 1996 to $8.6 million in 1997. The growth in premiums earned also reflects the amortization of the deferred premium revenue balance, net of prepaid insurance premiums, which grew to $281.3 million at year-end 1997 from $266.2 million at year-end 1996.

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

      Incurred losses and LAE were $9.8 million in 1997 compared with $9.2 million in 1996. Of these amounts, $8.1 million and $7.3 million were incurred in connection with the Company's credit and surety businesses in 1997 and 1996, respectively.

      The Company's insurance operating expense ratio for 1997 was 50.3% compared to 49.2% in 1996. Policy acquisition costs totaled $30.0 million and $26.7 million in 1997 and 1996, respectively, representing 35.1% and 34.5% of premiums earned in those respective periods. Other operating expenses increased to $12.2 million in 1997 from $10.5 million in 1996.

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

      Net income for 1997 increased 23.5% to $68.6 million from $55.7 million in 1996. On a per share basis, basic earnings per share increased 18.9% to $1.86 in 1997 from $1.56 in 1996, while diluted earnings per share increased 17.1% to $1.78 in 1997 from $1.52 in 1996. Basic operating earnings per share increased 24.2% to $1.85 in 1997, while diluted operating earnings per share increased 22.1% to $1.77 in 1997.

      The per-share increases were offset, in part, by the higher weighted average outstanding shares in 1997 following the issuance of 503,114 shares by Enhance Financial to acquire its partner's 50% interest in Singer and 299,496 shares in connection with the exercise of employee stock options, partially offset by the repurchase of 177,925 shares.

      The weighted average shares outstanding for 1997 was 37.07 million compared to 35.75 million for 1996.

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

      Payment of dividends to Enhance Financial by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. Enhance Re and Asset Guaranty declared and paid a total of $21.0 and $3.0 million, respectively, in dividends in 1998. As of December 31, 1998, under the Insurance Law, the Insurance Subsidiaries had an additional $13.4 million available for dividends to Enhance Financial compared with $14.4 million available as of December 31, 1997. Payments of dividends by Enhance Financial to its shareholders are further restricted by the terms of the Credit Agreement. At December 31, 1998, the maximum amount of quarterly dividends which may be paid by Enhance Financial to its shareholders in compliance with the terms of such agreement was $10.1 million. Enhance Financial paid dividends of $8.6 million to shareholders in 1998.

      As of December 31, 1998, the statutory policyholders' surplus of Enhance Re and Asset Guaranty were $225.7 million and $98.5 million, respectively, compared to the minimum $68.4 million required by each under the Insurance Law and compared to $228.3 million and $94.9 million at December 31, 1997.

      The Company maintains a credit facility providing for borrowings to be used for general corporate purposes. During the second quarter of 1998, the Company entered into a new unsecured credit agreement with four major commercial banks for up to $100 million of borrowings, an increase of $25 million over the previous agreement (which was terminated). The total outstanding under the Credit Agreement at year-end 1998 was $53.5 million.

      The Company believes that the operating liquidity needs of the Insurance Subsidiaries can be funded exclusively from their respective operating cash flows. The Company's cash flow from operations consists principally of insurance and reinsurance premiums collected, income earned on invested assets and sales of assignments, which in turn is applied to the payment of claims, operating expenses and income taxes. The Company's cash flow from operations was $95.7 million, $67.8 million and $42.2 million for the years 1998, 1997 and 1996, respectively. The Company paid a total of $7.6 million, $5.0 million and $11.9 million in claims in 1998, 1997 and 1996, respectively. Of the claim payments made in 1998, $7.2 million related to reserves established in prior years.

      Liquidity is also provided by the Company's sales of securities in its available-for-sale portfolio as well as payments of principal on investments upon maturity.

      In July 1996, the Company formed Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a joint venture in which Enhance Financial and MGIC each own 48% interests. The Company contributed $15.8 million in cash in 1996, $6.8 million in cash in 1997 and $32.9 million in cash (plus its 100% interest in LLSI) in 1998. In addition, in January 1998 the Company guarantied repayment of up to $25 million of the amount outstanding under a $50 million LIBOR-based unsecured revolving credit facility that C-BASS obtained from a major commercial bank. The full amount of $50 million was drawn down by C-BASS during the year. The outstanding principal under the facility currently is due not later than July 31, 1999.

      In 1995, Enhance Financial acquired a 50% joint venture interest in Singer. In 1997 Enhance Financial acquired the remaining 50% of Singer in a series of all-stock transactions. Enhance Financial issued 503,114 shares of its common stock in connection with the 1997 transactions.

      Enhance Financial makes available to Singer a $27 million LIBOR-based secured revolving credit facility and a LIBOR-based working capital credit line for its use in originating assets for securitization. At December 31, 1998, Singer had no outstanding liabilities under the combined credit facilities.

      In December 1996, the board of directors terminated the then existing stock repurchase program and authorized the repurchase of up to 1,500,000 shares of Enhance Financial's common stock from that date. In 1998, Enhance Financial purchased 666,394 shares of its common stock for an aggregate consideration of $17.8 million.

      Based on the historical cash flow of the Company, the Company's current financial results and the Company's expectation as to the level of the Company's net premiums written during 1999, the Company believes that cash flow provided by operating activities of the Insurance Subsidiaries during 1999 will provide sufficient liquidity for the operations of the Company, as well as funds to Enhance Financial so that Enhance Financial will be able to meet its debt service and other obligations. The ability of Enhance Financial to meet its debt service and other obligations after 1999 will depend upon the cash flow generated by its operating activities and the availability to Enhance Financial of sufficient amounts of funds from those operating activities in the form of dividends or other payments. The cash flow to Enhance Financial after 1999 may be influenced by a variety of factors, including market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although Enhance Financial currently anticipates that it will be able to meet all debt service and other obligations over the long term, no assurance can be given that the available net cash provided by the Company's operating activities will provide sufficient liquidity for Enhance Financial to meet all its long-term liquidity needs.

      At December 31, 1998, 1997 and 1996, the carrying value of the Company's investment portfolio (total investments less investment in affiliates) was $948 million, $876 million and $797 million, respectively, on which was earned $53.4 million, $50.6 million and $47.5 million in those years, respectively, excluding $2.4 million, $.7 million and $4.0 million of net realized capital gains in those years, respectively. The increase in investments resulted principally from cash flows from operations generated during the period. As of December 31, 1998, the Company held approximately $50.8 million and $5.5 million in short-term investments and cash and cash equivalents, respectively, to meet liquidity needs.

      In 1998, the Company incurred annual debt service on its long- and short-term borrowings of $8.5 million and is anticipated to incur similar debt service expense in 1999.

      The Company has no other material commitments for capital or other expenditures during 1999 or thereafter.

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

      As part of its firm-wide Year 2000 Project, the Company has established a Year 2000 Task Force consisting of senior management of the Company, led by the Chief Information Officer and General Counsel of Enhance Financial. It has also retained an independent information technology consulting firm and outside legal counsel to provide assistance with Year 2000 compliance and has adequate staff to administer the Project. The progress of the Company's Year 2000 Project is being monitored by the Audit Committee of the board of directors.

      The Year 2000 Project covers both computer systems and infrastructure ("IT systems") as well as other systems and equipment which utilize embedded microchips ("non-IT systems"). It also considers the readiness of significant third parties on which the Company depends, such as clients, vendors and service providers. The Year 2000 Project has six phases: Project Development and Resource Mobilization, Assessment, Remediation, Testing, Contingency Planning and Implementation. The status of each phase is as follows. Project Development and Resource Mobilization is substantially complete. Assessment of internal IT systems and non-IT systems has proceeded through inventory and analysis of all systems deemed critical by management. Assessment of exposure to third party risks, by means of evaluation of questionnaires mailed to significant third parties is in progress. As part of its third-party due diligence, the Company is assessing the Year 2000 compliance of all major products and services purchased from vendors and service providers of IT and non-IT components and systems. Remediation and Testing of IT systems and non-IT systems are in progress and a separate IT test environment has been established for selected applications deemed critical by management. Contingency Planning, including disaster recovery planning is in progress and will continue throughout 1999. Implementation of contingency plans will be made as and when needed. Based on the assessment of its major IT systems and non-IT systems, the Company expects that all necessary remediation and testing will be completed to insure that it is substantially Year 2000 compliant in all material respects.

      Since 1997, Enhance has invested in a major initiative to replace and upgrade its technology. This ongoing project, addresses, among other matters, many of the Year 2000 issues of the Company's internal IT systems. The Company has expended approximately $2 million on this project, which, accordingly, includes a portion of the cost of Year 2000 compliance. Additional expenditures for Year 2000 compliance, which will be funded through operating cash flow, are expected to total approximately $1.5 million. These cost estimates are based upon currently available information and may change as the Year 2000 Project proceeds. However, the cost of Year 2000 compliance is not expected to affect materially the financial condition of the Company.

      The failure of IT systems and non-IT systems associated with cash management, servicing, communications and building facilities would in varying degrees have a material adverse effect on the Company. Such failures could disrupt the Company's ability to conduct normal business operations, including financial transactions such as payment of claims or debts, collecting or funding of receivables and selling of commercial paper. The consequences of such failures could include business interruption, lost revenue and illiquidity. The magnitude of the financial impact of such potential failures is not known at this time. The Year 2000 Project includes a provision for contingency planning for systems and facilities that will generally involve processing that does not rely upon computer systems and will utilize additional staff as needed.

      The Company has communicated with third parties with which it has material dealings to determine the status of their Year 2000 readiness and it is in the process of assessing its exposure to potential third party Year 2000 failures. Management has determined that the following consequences to the Company could result from the failure of such third parties to successfully address their Year 2000 issues: Obligors of insured issues (see also next paragraph) - increased credit risk, claims, loss of premiums and renewals; Primaries and Reinsurers - increased credit risk, uncollected claims, premium loss, impaired liquidity; Counterparties and Issuers of Obligations - investment portfolio downgrade, loss of income and/or principal; Financial Institutions and Lenders - impaired liquidity, loss of income and/or principal; Vendors and Service Providers interrupted power, building access, telecommunications, flow of goods, security and professional and technical services.

      The insurance policies issued or reinsured by the insurers of the Company do not contain specific exclusions for Year 2000-related defaults. Generally, a default by an obligor insured or reinsured by the insurers would be covered in such case. Although the insurers would expect to eventually recover the amounts paid in claims for Year 2000-related defaults by obligors, the coincidence of several such unanticipated claims could result in short-term liquidity risk for the insurers. Failure of a trustee or paying agent for an obligor insured by the insurers to make payment on an obligation as a result of a Year 2000-related event (or otherwise) would generally not be covered by policies insured or reinsured and no such claims are expected. Nevertheless, the Company is investigating whether its insured obligors as well as their trustees, paying agents and other related parties will be Year 2000 compliant, and it will establish appropriate contingency plans based upon the results of this inquiry.

      In addition to other risks in connection with the Year 2000, general uncertainty among market participants could cause a decline in business activity and revenue in 1999 and 2000, as companies address their Year 2000 issues. The Company cannot predict the magnitude of this possible decline or the impact that it may have on its financial results for those years. However, the Company has undertaken a thorough review of third party risks inherent in Year 2000 issues, and it is working with the industry group allied with its core business to identify and address credit and other business issues related to Year 2000. The Company is also assessing potential effects of unexpected failures in local, national or international systems, including power, communication and transportation systems, on which the normal conduct of business depends, and it will establish contingency plans to deal with such failures, although there can be no assurance that such plans can be effective in such circumstances, especially in the case of widespread economic disruption.

      The Company believes that it will be substantially Year 2000 compliant on or before December 31, 1999. However, there can be no assurance, due to the uncertain nature of potential Year 2000 problems and the Company's lack of control over some of them, especially the readiness of third parties, that all Year 2000 issues will be foreseen and corrected in a timely fashion. While management does not believe that Year 2000 issues will have a material adverse effect on the Company, the failure of the efforts of the Company or its significant third parties to address material Year 2000 issues, could result in the disruption of the Company's normal business activities and have such a material adverse effect on the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

      At year-end 1998, the Company's investment portfolio holdings are approximately 96% U.S. dollar-denominated fixed-income securities consisting of municipal bonds, mortgage and asset-backed securities, corporate bonds, and U.S. government bonds; the balance of the portfolio holdings are in non-U.S. dollar-denominated bonds in a variety of currencies. Although the Company has not invested more than 1% of its portfolio in bonds denominated in any one foreign currency, the Company uses currency forward contracts to manage its foreign exchange risk.

      The market values of the Company's reported financial instruments change as interest rates change. In general, rate decreases cause asset prices to rise, while rate increases cause asset prices to fall. Interest rate sensitivity can be modeled using the assets' effective duration and convexity to estimate price change for a given rate change. To model such changes, both spreads and yield curve slope are held constant while the portfolio is subjected to a hypothetical instantaneous rate change. Embedded optionality is considered, and municipal rates are assumed to change at a rate equal to the prevailing taxable/tax exempt ratio times the assumed taxable rate change.

      Based on market values and prevailing interest rates as of year-end 1998, a hypothetical instantaneous increase in rates of 100 basis points would produce an after-tax decrease in the Company's financial instruments' market value of approximately $33.5 million, or 3.5% of the Company's investment portfolio. Of this total, $28.4 million, or 3.8% of the portfolio, would be attributable to assets held as Available for Sale under SFAS 115; the balance, $5.1 million would be attributable to assets held as Hold to Maturity, which are carried at book value. Since the Company is able to hold its securities to maturity, it does not expect to suffer any material adverse effect to its results of operations under such a scenario.

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

             ENHANCE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 39

Consolidated Balance Sheets as of December 31, 1998
and 1997                                                                     40

Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996                                        41

Consolidated Statements of Shareholders' Equity for
the Years Ended December 31, 1998, 1997 and 1996                             42

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1998, 1997 and 1996                                       43

Notes to Consolidated Financial Statements                                   44

      All schedules not included are omitted because they are either not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Enhance Financial Services Group Inc.

We have audited the accompanying consolidated balance sheets of Enhance Financial Services Group Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enhance Financial Services Group Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
March 19, 1999
New York, New York

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                  December 31,       December 31,
                                                                      1998               1997
                                                                      ----               ----
Assets
  Investments:
    Fixed maturities, held to maturity, at amortized cost        $   196,768         $   210,436
      (market value $205,792 and $219,763)
    Fixed maturities available for sale, at market                   694,374             608,077
      (amortized cost $657,644 and $577,388)
    Common stock - at market (cost $498)                                 839                 833
    Investment in affiliates                                          96,867              38,862
    Short-term investments                                            50,794              50,827
    Cash and cash equivalents                                          5,542               5,686
                                                                 -----------         -----------
      Total Investments                                            1,045,184             914,721

  Federal income taxes recoverable                                     9,717               3,366
  Premiums and other receivables                                      35,950              29,958
  Accrued interest and dividends receivable                           15,241              12,959
  Deferred policy acquisition costs                                  103,794              95,645
  Prepaid reinsurance premiums                                         7,000               6,281
  Reinsurance recoverable on unpaid losses                             2,500               2,688
  Receivable from affiliates                                          16,710              10,640
  Receivable for securities                                            9,590                 702
  Other assets                                                        90,731              70,549
                                                                 -----------         -----------
      Total Assets                                               $ 1,336,417         $ 1,147,509
                                                                 ===========         ===========

Liabilities and Shareholders' Equity
  Liabilities
    Losses and loss adjustment expenses                          $    36,239         $    33,675
    Reinsurance payable on paid losses and loss
      adjustment expenses                                              5,994               3,479
    Deferred premium revenue                                         315,215             287,535
    Accrued profit commissions                                         2,511               3,768
    Deferred income taxes                                             79,569              64,680
    Long-term debt                                                    75,000              75,000
    Short-term debt                                                   54,290              43,500
    Payable for securities                                            11,557               5,318
    Accrued expenses and other liabilities                            49,843              41,144
    Payable to affiliates                                             43,553               8,017
                                                                 -----------         -----------
        Total Liabilities                                        $   673,771         $   566,116
                                                                 -----------         -----------

  Shareholders' Equity
    Common stock - $.10 par value
      Authorized - 100,000,000 shares
      Issued - 39,812,937 and  38,671,870 shares                 $     3,981         $     3,867
    Additional paid-in capital                                       249,851             228,507
    Retained earnings                                                418,214             344,402
    Accumulated other comprehensive income                            23,186              19,396
    Treasury stock                                                   (32,586)            (14,779)
                                                                 -----------         -----------

        Total Shareholders' Equity                               $   662,646         $   581,393
                                                                 -----------         -----------
        Total Liabilities and Shareholders' Equity               $ 1,336,417         $ 1,147,509
                                                                 ===========         ===========

                 See notes to consolidated financial statements

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

               (In thousands except per share amounts)

                                                               Years ended December 31,
                                                   --------------------------------------------
                                                      1998              1997               1996
                                                      ----              ----               ----
Revenues
  Net premiums written ..........................  $ 129,299         $ 100,506         $  95,662
  Increase in deferred premium revenue ..........    (26,962)          (15,051)          (18,229)
                                                   ---------         ---------         ---------
    Premiums earned .............................    102,337            85,455            77,433
  Net investment income .........................     53,423            50,618            47,462
  Net realized gains on sale of investments .....      2,434               657             4,008
  Assignment sales ..............................     45,376            29,200                --
  Other income ..................................      3,914             4,463             2,738
                                                   ---------         ---------         ---------
    Total revenues ..............................    207,484           170,393           131,641
                                                   ---------         ---------         ---------
Expenses
  Losses and loss adjustment expenses ...........     10,324             9,755             9,184
  Policy acquisition costs ......................     35,007            30,020            26,703
  Profit commissions ............................      1,073               719               850
  Other operating expenses - insurance ..........     13,683            12,225            10,537
                           - non-insurance ......     39,873            25,141             2,660
                                                   ---------         ---------         ---------
    Total expenses ..............................     99,960            77,860            49,934
                                                   ---------         ---------         ---------
  Income from operations ........................    107,524            92,533            81,707
  Equity in income of affiliates ................     14,066             8,778               274
  Foreign currency loss .........................       (283)              (38)              (69)
  Interest expense ..............................     (8,500)           (7,317)           (5,522)
                                                   ---------         ---------         ---------
    Income before income taxes ..................    112,807            93,956            76,390
  Income taxes ..................................     30,350            25,150            20,686
                                                   ---------         ---------         ---------
    Net income ..................................  $  82,457         $  68,806         $  55,704
                                                   =========         =========         =========
Earnings per share - Basic ......................  $    2.20         $    1.86         $    1.56
                                                   ---------         ---------         ---------
                   - Diluted ....................  $    2.10         $    1.78         $    1.52
                                                   ---------         ---------         ---------
Weighted average shares outstanding - Basic .....     37,520            37,069            35,750
                                                   ---------         ---------         ---------
                                    - Diluted ...     39,275            38,627            36,706
                                                   ---------         ---------         ---------

                 See notes to consolidated financial statements

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                      (in thousands except share amounts)


                                                           Common Stock             Treasury Stock
                                                      -----------------------   ------------------------

                                                                                                           Additional
                                                                                                             Paid-In
                                                        Shares       Amount       Shares        Amount       Capital
                                                        ------       ------       ------        ------       -------
Balance,  December 31, 1995                           36,604,100   $    3,660    2,125,350    ($ 18,043)   $  191,035
  Comprehensive income:                                       --
    Net income for the period                                 --           --           --           --            --
    Unearned compensation adjustment (net
      of tax of $31)                                          --           --           --           --            --
    Unrealized losses during the period
      (net of tax of $3,697)                                  --           --           --           --            --
    Reclassification adjustment for losses
      included in net income (net of tax of $1,928)           --           --           --           --            --
  Total comprehensive income:                                 --           --           --           --            --
  Amortization of unearned compensation                       --           --           --           --           282
  Dividends paid ($0.20 per share)                            --           --           --           --            --
  Exercise of stock options                              462,550           46           --           --         4,699
  Registration costs of common stock                          --           --           --           --          (184)
  Reissuance of treasury stock                                --           --   (1,200,000)      10,323         4,162
  Purchase of treasury stock                                  --           --        3,200          (38)           --
                                                      ----------   ----------    ---------    ---------    ----------
Balance,  December 31, 1996                           37,066,650        3,706      928,550       (7,758)      199,994
                                                      ----------   ----------    ---------    ---------    ----------
  Comprehensive income:
    Net income for the period                                 --           --           --           --            --
    Unearned compensation adjustment (net
      of tax of $7)                                           --           --           --           --            --
    Unrealized gains during the period
      (net of tax of $7,106)                                  --           --           --           --            --
    Reclassification adjustment for gains
      included in net income (net of tax of $87)              --           --           --           --            --
  Total comprehensive income:                                 --           --           --           --            --
  Dividends paid ($0.22 per share)                            --           --           --           --            --
  Exercise of stock options                              598,992           60           --           --         7,281
  Issuance of common stock                             1,006,228          101           --           --        21,232
  Purchase of treasury stock                                  --           --      355,850       (7,021)           --
                                                      ----------   ----------    ---------    ---------    ----------
Balance,  December 31, 1997                           38,671,870        3,867    1,284,400      (14,779)      228,507
                                                      ----------   ----------    ---------    ---------    ----------
  Comprehensive income:
    Net income for the period                                 --           --           --           --            --
    Unearned compensation adjustment (net
      of tax of $202)                                         --           --           --           --            --
    Unrealized foreign currency translation
      adjustment (net of tax of $159)                         --           --           --           --            --
    Unrealized gains during the period (net
      of tax of $2,183)                                       --           --           --           --            --
    Reclassification adjustment for gains
      included in net income (net of tax of $718)             --           --           --           --            --
  Total comprehensive income:                                 --           --           --           --            --
  Dividends paid ($0.23 per share)                            --           --           --           --            --
  Exercise of stock options                              665,674           66           --           --         9,854
  Issuance of common stock                               475,393           48           --           --        11,490
  Purchase of treasury stock                                  --           --      666,394      (17,807)           --
                                                      ----------   ----------    ---------    ---------    ----------
Balance,  December 31, 1998                           39,812,937   $    3,981    1,950,794    $ (32,586)   $  249,851
                                                      ----------   ----------    ---------    ---------    ----------
                                                                      Accumulated
                                                               Other Comprehensive Income
                                                       ----------------------------------------
                                                                      Foreign
                                                                      Currency     Unrealized
                                                         Unearned    Translation  Holding Gains   Retained
                                                       Compensation   Adjustment    (Losses)      Earnings        Total
                                                       ------------   ----------    --------      --------        -----
Balance,  December 31, 1995                           ($     104)   $        0   $   12,104    $  235,285    $  423,937
  Comprehensive income:
    Net income for the period                                 --            --           --        55,704            --
    Unearned compensation adjustment (net
      of tax of $31)                                          84            --           --            --            --
    Unrealized losses during the period
      (net of tax of $3,697)                                  --            --       (7,247)           --            --
    Reclassification adjustment for losses
      included in net income (net of tax of $1,928)           --            --        3,779            --            --
  Total comprehensive income:                                 --            --           --            --        52,320
  Amortization of unearned compensation                       --            --           --            --           282
  Dividends paid ($0.20 per share)                            --            --           --        (7,198)       (7,198)
  Exercise of stock options                                   --            --           --            --         4,745
  Registration costs of common stock                          --            --           --            --          (184)
  Reissuance of treasury stock                                --            --           --            --        14,485
  Purchase of treasury stock                                  --            --           --            --           (38)
                                                      ----------    ----------   ----------    ----------    ----------
Balance,  December 31, 1996                                  (20)           --        8,636       283,791       488,349
                                                      ----------    ----------   ----------    ----------    ----------
  Comprehensive income:
    Net income for the period                                 --            --           --        68,806            --
    Unearned compensation adjustment (net
      of tax of $7)                                           20            --           --            --            --
    Unrealized gains during the period
      (net of tax of $7,106)                                  --            --       10,894            --            --
    Reclassification adjustment for gains
      included in net income (net of tax of $87)              --            --         (134)           --            --
  Total comprehensive income:                                 --            --           --            --        79,586
  Dividends paid ($0.22 per share)                            --            --           --        (8,195)       (8,195)
  Exercise of stock options                                   --            --           --            --         7,341
  Issuance of common stock                                    --            --           --            --        21,333
  Purchase of treasury stock                                  --            --           --            --        (7,021)
                                                      ----------    ----------   ----------    ----------    ----------
Balance,  December 31, 1997                                   --            --       19,396       344,402       581,393
                                                      ----------    ----------   ----------    ----------    ----------
  Comprehensive income:
    Net income for the period                                 --            --           --        82,457            --
    Unearned compensation adjustment (net
      of tax of $202)                                       (493)           --           --            --            --
    Unrealized foreign currency translation
      adjustment (net of tax of $159)                         --           714           --            --            --
    Unrealized gains during the period (net
      of tax of $2,183)                                       --            --        5,318            --            --
    Reclassification adjustment for gains
      included in net income (net of tax of $718)             --            --       (1,749)           --            --
  Total comprehensive income:                                 --            --           --            --        86,247
  Dividends paid ($0.23 per share)                            --            --           --        (8,645)       (8,645)
  Exercise of stock options                                   --            --           --            --         9,920
  Issuance of common stock                                    --            --           --            --        11,538
  Purchase of treasury stock                                  --            --           --            --       (17,807)
                                                      ----------    ----------   ----------    ----------    ----------
Balance,  December 31, 1998                           $     (493)   $      714   $   22,965    $  418,214    $  662,646
                                                      ----------    ----------   ----------    ----------    ----------

                 See notes to consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Years ended December 31,
                                                          ------------------------------------
                                                             1998         1997         1996
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  82,457    $  68,806    $  55,704
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization, net                       (7,696)      (8,869)      (8,333)
    Gain on sale of investments, net                         (2,434)        (657)      (4,008)
    Equity in income of affiliates                          (14,066)      (8,778)        (274)
    Compensation, restricted stock award program                 --           20           84
    Change in assets and liabilities, net of effects of
      purchase of Singer:
        Premiums receivable                                  (5,992)      (4,775)      (1,255)
        Accrued interest and dividends receivable            (2,282)      (1,525)        (695)
        Accrued expenses and other liabilities                8,699       12,072        2,812
        Deferred policy acquisition costs                    (8,149)      (8,320)      (6,128)
        Deferred premium revenue, net                        26,961       15,050       18,153
        Accrued profit commissions                           (1,257)         718         (669)
        Losses and loss adjustment expenses,net               5,267        5,745       (2,870)
        Payable to (receivable from) affiliate               29,466       (5,671)          --
        Payable (receivable) for securities                  (2,649)       4,903      (17,611)
        Other assets                                        (18,932)     (15,700)      (2,741)
        Income taxes, net                                     6,281       14,789        9,999
                                                          ---------    ---------    ---------
  Net cash provided by operating activities                  95,674       67,808       42,168
                                                          ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (2,616)      (2,027)        (599)
  Proceeds from sales and maturities of investments         309,582      412,892      663,573
  Purchase of investments                                  (364,674)     (444,793)   (717,735)
  Sales(purchases) of short-term investments, net                33      (16,211)      10,856
  Investment in affiliates                                  (32,401)     (10,640)     (16,667)
  Cash of previously unconsolidated subsidiary                   --          147           --
                                                          ---------    ---------    ---------
  Net cash used in investing activities                     (90,076)     (60,632)     (60,572)
                                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receivable from affiliates                                     --           --     (21,260)
  Capital stock                                               9,920        7,341        4,843
  Short-term debt                                            10,790        1,000       27,575
  Dividends paid                                             (8,645)      (8,195)      (7,198)
  Principal payment long-term debt                               --           --       (3,400)
  Reissuance of treasury stock                                   --           --       14,485
  Purchase of treasury stock                                (17,807)      (7,021)         (38)
                                                          ---------    ---------    ---------
Net cash  provided by (used in) financing activities         (5,742)      (6,875)      15,007
                                                          ---------    ---------    ---------
Net change in cash and cash equivalents                        (144)         301       (3,397)
Cash and cash equivalents, beginning of year                  5,686        5,385        8,782
                                                          ---------    ---------    ---------
Cash and cash equivalents, end of year                    $   5,542    $   5,686    $   5,385
                                                          =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for income taxes            $   3,000    $  10,678    $   4,608
                                                          =========    =========    =========
    Cash paid during the year for interest                $   8,591    $   8,136    $   6,326
                                                          =========    =========    =========

                 See notes to consolidated financial statements

             ENHANCE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1998, 1997 and 1996

Note 1 - Organization

Enhance Financial Services Group Inc. ("Enhance Financial", and together with its consolidated subsidiaries, the "Company") is a holding company which was incorporated in the State of New York in December 1985 and commenced operations in November 1986. The Company principally engages, through its indirect wholly-owned, New York-domiciled insurance subsidiaries Enhance Reinsurance Company ("Enhance Re") and Asset Guaranty Insurance Company ("Asset Guaranty") (together, the "Insurance Subsidiaries"), which are owned by a wholly-owned subsidiary of Enhance Financial, Enhance Investment Corporation ("EIC"), in the reinsurance of financial guaranties of municipal and asset backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analyses of complex, credit-based risks.

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

The Company, through a consolidated subsidiary, Singer Asset Finance Company, LLC ("Singer", see Note 5) and partially-owned affiliates, Credit-Based Asset Servicing and Securitization LLC ("C-BASS", see Note 5) and Sherman Financial Group LLC ("Sherman" see Note 5 ), is also engaged in the origination, purchase, servicing and/or securitization of special assets, including lottery awards, structured settlement payments, sub-performing/non-performing residential mortgages and unsecured delinquent consumer assets including credit cards receivables.

Note 2 - Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which, for the Insurance Subsidiaries, differ in certain material respects from the accounting practices prescribed or permitted by regulatory authorities (see Note
3). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The significant accounting policies of Enhance Financial and its subsidiaries are as follows:

Consolidation

The accompanying financial statements include the accounts of Enhance Financial, EIC, the Insurance Subsidiaries, Singer, Van-Am and EnRe Bermuda (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated. Investments in immaterial wholly-owned subsidiaries and in investments in which the Company owns from 20% to 50% of those companies are accounted for in accordance with the equity method of accounting (see Note 5).

Investments

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities," management classifies all securities at the time of purchase as "held to maturity" or "available for sale." Fixed maturity securities held to maturity are those securities which the Company intends and has the ability to hold until maturity and are carried at amortized cost. All other fixed maturity securities are classified as available for sale and carried at fair value. Unrealized gains and losses, net of taxes, on the available for sale portfolio are charged or credited to accumulated other comprehensive income.

Common stocks are carried at fair value. Short-term investments are carried at cost, which approximates market. Unrealized gains and losses, net of taxes, on common stocks are reflected in accumulated other comprehensive income. Realized gains or losses on sales of investments are determined on the basis of specific identification.

Derivatives

The Company uses forward currency contracts to hedge foreign currency exchange risk associated with fixed maturity investments denominated in foreign currencies. Gains and losses on open forward currency exchange contracts, which qualify as accounting hedges are deferred and recognized as an adjustment of the carrying amount of the hedged assets. Gains and losses on expired contracts are recognized currently.

The Company uses forward treasury lock agreements to hedge interest rate risk associated with unsecuritized assets held and anticipated acquisitions of assets by Singer. Gains and losses on such instruments that qualify as accounting hedges are deferred until the underlying hedged asset is sold, at which time the gain or loss on the related hedge is recognized in income.

The counterparties to the Company's foreign currency contracts and forward treasury lock agreements are substantial and creditworthy multinational commercial banks or other financial institutions which are recognized market makers.

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

The following summarizes the effect of reinsurance on premiums written and earned:

In thousands                          Years Ended December 31,
                        1998                      1997                    1996
                        ----                      ----                    ----
                Written      Earned       Written      Earned      Written     Earned
Direct         $  30,484    $  19,704    $  25,477    $ 13,950    $ 16,946    $  9,676
Assumed           99,922       84,248       82,675      75,665      81,642      70,145
Ceded             (1,107)      (1,615)      (7,646)     (4,160)     (2,926)     (2,388)
               ---------    ---------    ---------    --------    --------    --------
Net premiums   $ 129,299    $ 102,337    $ 100,506    $ 85,455    $ 95,662    $ 77,433
               =========    =========    =========    ========    ========    ========

The effect of reinsurance on losses and loss adjustments expenses for the years ended December 31, 1998, 1997 and 1996 was a decrease of $1,230,000, $335,000 and $678,000, respectively.

In the event that any or all of the reinsurers were unable to meet their obligations, the Insurance Subsidiaries would be liable for such defaulted amounts.

Assignment Sales

The Company acquires from individuals the right to receive lottery awards and structured settlement payments and securitizes these payment streams. Income is recognized at the time of sale through the securitization process for the difference between the net sales proceeds and the purchase price paid to individuals, less commissions.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs comprise those expenses that vary with and are primarily related to the production of insurance premiums, including: commissions paid on reinsurance assumed, salaries and related costs of underwriting and marketing personnel, rating agency fees, premium taxes and certain other underwriting expenses, offset by ceding commission income on premiums ceded to reinsurers. Acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed or be less than recoverable amounts, after considering investment income.

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

The Company discounts certain financial guaranty liabilities at annual rates ranging from 5.14% to 6.36%. These discounted liabilities at December 31,1998 and 1997 were $17.5 million and $19.0 million, respectively, net of discounts of $11.0 million and $2.5 million, respectively.

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

Stock Compensation Plans

The Company has in effect a stock option program for key employees and a directors' stock option program for the benefit of directors who are not employees of the Company. In March 1998, the board of directors adopted the Director Stock Ownership Plan. Under these programs, awards are granted to eligible employees and directors of the Company in the form of Incentive Stock Options, where they qualify under the Internal Revenue Code, or Non-Qualified Stock

Options. The Company follows the intrinsic value based method of accounting for stock based compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has provided pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied (see Note 12).

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

Following is a reconciliation of weighted average common shares outstanding to weighted average common and common equivalent shares outstanding for the years ended December 31, 1998, 1997 and 1996.

In thousands
                                                1998          1997          1996
                                              ------        ------        ------
Weighted average common shares
outstanding                                   37,520        37,069        35,750

Dilutive effect of common stock options        1,755         1,558           956
                                              ------        ------        ------
Weighted average common and common
equivalent shares outstanding                 39,275        38,627        36,706
                                              ======        ======        ======

New Accounting Pronouncements

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information". This pronouncement requires a company to present disaggregated information based on the internal segments used in managing its business. The adoption of this statement did not impact the Company's financial position or results of operations, but it did affect the presentation of the Company's segment disclosures (see Note 17).

Effective in 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This pronouncement established new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Company's financial position or results of operations. SFAS No. 130 requires the Company's unrealized gains and losses and changes in foreign currency translation adjustment to be included in other comprehensive income. Prior years financial statements have been reclassified to conform to these requirements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," which becomes effective for the Company January 1, 2000. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for a change in fair value of a derivative in earnings or other comprehensive income will depend on the intended use of the derivative and the resulting designation. Derivatives can be designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecast transaction. or (c) a hedge of foreign currency exposure of a net investment in foreign operations, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. The Company is currently reviewing the impact of the implementation of SFAS No. 133 on its financial statements.

In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification is intended to standardize regulatory accounting and reporting for the insurance industry and is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices, and it is uncertain when or if, the State of New York will require adoption of the Codification for the preparation of statutory financial statements. The Company has not finalized the quantification of the effects of Codification on its statutory financial statements

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

Stock Split

All references to number of common shares and per-share information reflect the two-for-one stock split which was effective on June 26, 1998.

Reclassifications

Certain of the prior years' amounts have been reclassified to conform to the current year presentation.

Note 3 -Insurance Regulatory Matters

The consolidated financial statements are prepared on the basis of GAAP which, for the Insurance Subsidiaries, differ in certain material respects from accounting practices prescribed or permitted by insurance regulatory authorities. The significant differences result from statutory accounting practices which treat premiums earned, policy acquisition costs, deferred income taxes, investments in fixed maturities and loss reserves differently.

At December 31, 1998, the statutory basis policyholders' surplus of Enhance Re and Asset Guaranty, as reported to insurance regulatory authorities, was $225.7 million and $98.5 million, respectively. Statutory net income of Enhance Re and Asset Guaranty was $51.7 million and $11.0 million, respectively, for the year ended December 31, 1998. At December 31, 1997, the statutory basis policyholders' surplus of Enhance Re and Asset Guaranty, as reported to insurance regulatory authorities, was $228.3 million and $94.9 million, respectively. Statutory net income of Enhance Re and Asset Guaranty was $40.7 million and $11.7 million, respectively, for the year ended December 31, 1997. Statutory net income of Enhance Re and Asset Guaranty was $46.5 million and $8.8 million, respectively, for the year ended December 31, 1996.

The New York Insurance Law requires financial guaranty insurers to maintain a minimum policyholders' surplus of $65 million. When added to the minimum policyholders' surplus of $3.4 million separately required for the other lines of insurance which it is licensed to write, each of the Insurance Subsidiaries is required to have an aggregate minimum policyholders' surplus of $68.4 million.

Under the New York Insurance Law, the Insurance Subsidiaries may declare or distribute dividends only out of earned surplus. The maximum amount of dividends which may be paid by the Insurance Subsidiaries to Enhance Financial without prior approval of the Superintendent of Insurance is subject to restrictions relating to statutory surplus and net investment income as defined by statute. Enhance Re declared a dividend of $22 million and paid $21 million, and Asset Guaranty declared and paid a dividend of $3 million to Enhance Financial for the year ended December 31, 1998. At December 31, 1998, the Insurance Subsidiaries had an additional $13.4 million available for dividend distribution.

The New York Insurance Law establishes single-risk limits applicable to all obligations issued by a single entity and backed by a single revenue source. Under the limit applicable to municipal bonds, the insured average annual debt service for a single risk, net of reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal bonds attributable to any single risk, net of reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserves. Additional single risk limits, which generally are more restrictive than the municipal bond single risk limit, are also specified for several other categories of insured obligations.

Note 4 - Investments

The following is a summary of the Company's investments in fixed maturities at December 31, 1998 and 1997:

                                                     Gross          Gross
In thousands                          Amortized    Unrealized     Unrealized
1998                                    Cost         Gains          Losses      Fair Value
                                        ----         -----          ------       ---------
HELD TO MATURITY
  Private placements                 $ 96,289        $    --        $   --        $ 96,289
  Municipal obligations                93,290          8,401            --         101,691
  Corporate securities                  4,695            394            --           5,089
  U.S. Government obligations           2,494            229            --           2,723
                                     --------        -------        ------        --------
Total held to maturity               $196,768        $ 9,024        $   --        $205,792
                                     ========        =======        ======        ========

AVAILABLE FOR SALE
  Municipal obligations              $489,477        $31,233        $   35        $520,675
  Mortgage-backed securities           95,956          2,644         3,640          94,960
  Corporate securities                 46,732          2,349           605          48,476

  Foreign securities                   22,203          4,497             3          26,697
  U.S. Government obligations           3,276            290            --           3,566
                                     --------        -------        ------        --------
Total available for sale             $657,644        $41,013        $4,283        $694,374
                                     ========        =======        ======        ========
                                                     Gross          Gross
In thousands                          Amortized    Unrealized     Unrealized
1997                                    Cost         Gains          Losses      Fair Value
                                        ----         -----          ------       ---------
HELD TO MATURITY
  Private placements                 $105,125        $    --        $ --        $105,125
  Municipal obligations                96,959          8,877          --         105,836
  Corporate securities                  5,832            324          --           6,156
  U.S. Government obligations           2,520            126          --           2,646
                                     --------        -------        ----        --------

Total held to maturity               $210,436        $ 9,327        $ --        $219,763
                                     ========        =======        ====        ========

AVAILABLE FOR SALE

  Municipal obligations              $415,131        $23,917        $  6        $439,042
  Mortgage-backed securities           71,361          2,375          --          73,736
  Corporate securities                 44,836          2,077           2          46,911
  Foreign securities                   33,282          2,663         516          35,429
  U.S. Government
obligations                            12,778            183           2          12,959
                                     --------        -------        ----        --------

Total available for sale             $577,388        $31,215        $526        $608,077
                                     ========        =======        ====        ========

The amortized cost and estimated fair value of fixed maturities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

In thousands
                                                    Amortized Cost    Fair Value
                                                    --------------    ----------
Fixed maturities, held to maturity
Due in one year or less                               $ 16,926          $ 16,963
Due after one year through five years                   95,837            99,167
Due after five years through ten years                  51,825            54,669
Due after ten years                                     32,180            34,993
                                                      --------          --------
                                                      $196,768          $205,792
                                                      ========          ========

Fixed maturities, available for sale
Due in one year or less                               $  2,550          $  2,581
Due after one year through five years                   31,742            33,473
Due after five years through ten years                 144,473           152,887
Due after ten years                                    478,879           505,433
                                                      --------          --------
                                                      $657,644          $694,374
                                                      ========          ========

Proceeds from sales of available for sale investments in fixed maturities during 1998, 1997 and 1996 were approximately $301 million, $407 million and $640 million, respectively. Gross gains of $5.0 million and gross losses of $2.6 million were realized on those sales in 1998. Gross gains of $4.8 million and gross losses of $4.2 million were realized on those sales in 1997. Gross gains of $7.7 million and gross losses of $3.7 million were realized on those sales in 1996.

Sources of the Company's consolidated net investment income are as follows:

In thousands                                      Years Ended December 31,
                                              1998           1997           1996
                                           -------        -------        -------
Fixed maturities                           $53,312        $50,258        $46,102
Short-term investments and cash
equivalents                                  2,148          1,872          3,184
Other                                          416            572            188
                                           -------        -------        -------
    Total investment income                 55,876         52,702         49,474
Less investment expenses                     2,453          2,084          2,012
                                           -------        -------        -------

Net investment income                      $53,423        $50,618        $47,462
                                           =======        =======        =======

The net unrealized appreciation of investments included as a component of other comprehensive income at December 31, 1998 and 1997 is as follows (in thousands):

                                                        1998             1997
                                                        ----             ----
Difference between market value and amortized
cost of available for sale portfolio
   Fixed maturities                                   $ 36,730         $ 30,689
   Equity securities                                       341              335
                                                      --------         --------
                                                        37,071           31,024
Deferred tax expense                                   (14,106)         (11,628)
                                                      --------         --------
Net unrealized appreciation of investments            $ 22,965         $ 19,396
                                                      ========         ========

Unrealized appreciation of investments in equity securities at December 31, 1998 and 1997 includes gross unrealized gains of $341,000 and $335,000, respectively.

Under agreements with its primaries and in accordance with statutory requirements, the Insurance Subsidiaries maintain funds (fixed maturities and cash equivalents) in trust accounts principally for the benefit of reinsured companies and for the protection of policyholders in states in which the Insurance Subsidiaries are not licensed. The Company maintains full control over the management of assets held in trust accounts. The carrying amount of such restricted balances amounted to approximately $312 million and $286 million at December 31, 1998 and December 31, 1997, respectively.

Note 5 - Investment in Affiliates

The Company owns 360,000 shares of EIC Corporation Ltd. ("EIC"), an insurance holding company which, through its wholly-owned insurance subsidiary licensed in Bermuda, insures foreign trade receivables. The Company's investment represented an equity interest of approximately 41% at the date of acquisition and approximately 36.5% at December 31, 1998. The Company accounts for its investment in EIC in accordance with the equity method of accounting.

In 1997, as part of the recapitalization of Van-Am, the Company contributed $2.0 million to Van-Am. The Company owns a controlling equity interest in the outstanding stock of Van-Am and accounts for its investment on a consolidated basis. Due to intense pricing competition in Van-Am's core business and a poor strategic fit with the Company's other operations, the Company has decided to exit the surety line of business and sell its interest in Van Am, if possible. If the Company is unable to sell its interest in Van Am, the Company plans to run-off its insurance liabilities, which may take ten or more years. An estimated $2.3 million of expenses associated with this action have been recognized in the 1998 fourth quarter.

In 1995, the Company acquired all of the outstanding shares of Litton Loan Servicing, Inc. ("LLSI"), a Houston-based loss mitigation residential mortgage servicer. The purchase price approximated the fair market value of the acquired assets and liabilities at the date of acquisition.

In 1996, the Company and MGIC Investment Corporation formed C-BASS, with members of management thereof. C-BASS evaluates, purchases, services and securitizes sub-performing , non-performing, and seller financed residential mortgages and real estate and subordinated residential mortgage-backed securities. The Company owns approximately a 48% interest in C-BASS, which is being accounted for on the equity basis of accounting. In 1998, the Company contributed its interest in LLSI to C-BASS as part of its initial capital commitment. Due to the nature of servicing sub-performing mortgages, LLSI is an integral part of the operational activities of C-BASS. At December 31, 1998, the Company had contributed $55.5 million of capital to C-BASS. The following table sets forth combined C-BASS financial data for the three preceding years (In millions):


                                         1998            1997            1996
                                        ------          ------          ------
Mortgage-related
assets                                  $550.1          $189.6          $ 83.2
Other assets                              73.4            40.0            20.0
                                        ------          ------          ------
Total assets                             623.5           229.6           103.2
                                        ======          ======          ======

Funding arrangements                     360.8           121.9            53.7
Other liabilities                        107.6            45.0            15.2
                                        ------          ------          ------
Total liabilities                        468.4           166.9            68.9
                                        ======          ======          ======

Total revenues                            69.7            36.2             6.7
Total expenses                            43.7            21.0             6.5
                                        ------          ------          ------
Net income                              $ 26.0          $ 15.2          $  0.2
                                        ======          ======          ======

In January 1998, C-BASS entered into a revolving credit facility agreement with a major commercial bank. At March 19, 1999, Enhance Financial had guaranteed $25 million under this facility.

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

In 1997, the Company purchased at book value a 25% interest in Seguradores Brasilieras de Fiancas S.A. ("SBF"), a Brazilian-based surety insurance company. SBF is a joint venture among the Company, Swiss Re and Banco Pactual S.A. through which the Company anticipates developing and marketing innovative credit-based insurance products throughout Latin America. The Company's investment in SBF at December 31, 1998 was approximately $4.5 million.

In July 1998, the Company formed AGS Financial LLC ("AGS"), a New York-based venture with the management thereof. AGS provides structured finance, asset servicing and specialized investment-banking services in Latin American markets. At December 31, 1998, the Company had contributed of $300,000 of its required initial capital contribution commitment of $3.1 million.

In November 1998, the Company acquired through merger all of the outstanding shares of Alegis Group, Inc. ("Alegis"), the parent holding company of a Houston-based servicer and collector of delinquent consumer assets for an aggregate purchase price of approximately $11.7 million which approximated the fair market value of Alegis (see Note 8).

In December 1998, the Company and MGIC formed a joint venture, Sherman Financial Group LLC ("Sherman") with members of management thereof, to provide analytic and due diligence services to purchasers of unsecured delinquent consumer assets and purchases, services and securitizes unsecured delinquent consumer assets. The Company owns a 45.5% interest in Sherman, which is being accounted for on the equity basis of accounting. As part of its commitment to capitalize Sherman, the Company will contribute its entire interest in Alegis to Sherman.

Total assets of the Company's unconsolidated subsidiaries and affiliates accounted for by the equity method of accounting at December 31, 1998 and 1997 were $707.2 million and $293.4 million respectively. Total liabilities at December 31, 1998 and 1997 were $507.3 million and $194.7 million, respectively. Total net income for the years' ended December 31, 1998 and 1997 was $30.5 million, and $17.1 million, respectively.

Note 6 - Income Taxes

The Company files a consolidated federal income tax return with its includable subsidiaries. Subject to the provisions of a tax sharing agreement, income tax allocation is based upon separate return calculations.

The components of the Company's consolidated provision for income taxes are as follows:

In thousands                                      Years Ended December 31,
                                         1998             1997             1996
                                         ----             ----             ----
Current income taxes                   $10,815          $10,311          $ 9,992
Deferred income taxes                   19,535           14,839           10,694
                                       -------          -------          -------
    Tax provision                      $30,350          $25,150          $20,686
                                       =======          =======          =======

A reconciliation from the tax provision calculated at the federal statutory rate of 35% to the actual tax is as follows:

In thousands                                       Years Ended December 31,
                                                1998        1997        1996
                                                ----        ----        ----
Tax provision at statutory rate              $ 39,482     $ 32,884     $ 26,736
Tax exempt interest and dividends              (9,796)      (7,878)      (6,492)

Other, net                                        664          144          442
                                             --------     --------     --------
    Actual tax provision                     $ 30,350     $ 25,150     $ 20,686
                                             ========     ========     ========

The components of the net deferred income tax liability as of December 31, 1998 and 1997 are as follows:

In thousands                            December 31, 1998    December 31, 1997
                                      Assets   Liabilities  Assets   Liabilities
                                      ------   -----------  ------   -----------

Contingency reserves                            $ 49,129              $ 43,027
Deferred policy acquisition costs                 36,327                33,547
Deferred premium revenue                          10,060                10,446
Unrealized capital gains                          14,106                11,628
Capitalized expenditures             $    990              $   1,183
Assignment sales income                           16,689                 8,438
Tax and loss bonds                     29,267                 24,797
Alternative minimum tax
     credit carryforward                8,545                  6,334
Losses and LAE reserves                 4,241                  5,509
Deferred income                         1,455                  1,883

Other                                   3,900      1,656       5,816     3,116
                                     --------   --------   ---------  ---------
                                     $ 48,398   $127,967   $  45,522  $ 110,202
                                     ========   ========   =========  =========

Note 7 - Long-Term Debt And Credit Facility

The carrying value of the Company's indebtedness is as follows:

In thousands                                               December 31,
                                                    1998                  1997
                                                  --------              --------
Debentures, due 2003                              $ 75,000              $ 75,000
Short term debt                                     54,290                43,500
                                                  --------              --------
    Total                                         $129,290              $118,500
                                                  ========              ========

The debentures were issued at par and bear interest at 6.75% payable in March and September each year. The debentures are non-callable obligations of Enhance Financial.

Enhance Financial maintains an unsecured credit facility through a credit agreement (the "Credit Agreement") with major commercial banks providing for borrowing by Enhance Financial of up to $100 million to be used for general corporate purposes. Advances under the Credit Agreement bear interest at variable LIBOR-based rates. The average interest rate paid on such advances in 1998 was 6.09%. The Credit Agreement prohibits the Company from incurring additional indebtedness to the extent the resulting total would exceed 25% of the Company's total capitalization as defined and includes certain convenants, none of which significantly restricts the Company's operating activities or dividend-paying ability. The total outstanding under the Credit Agreement at December 31, 1998 was $53.5 million.

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

Note 8 - Shareholders' Equity And Dividends

In December 1996, the board of directors terminated the then existing repurchase program and authorized the repurchase of up to 1,500,000 shares of its common stock from that date. Enhance Financial purchased 666,394, 355,850 and 3,200 shares of its common stock at an average price of $26.72, $19.73 and $11.91 per share in 1998, 1997, and 1996 respectively.

In connection with its repurchase program, Enhance Financial entered into a forward purchase agreement during 1997 regarding 256,394 shares of its common stock at a forward purchase price of $21.25 per share. The agreement settles quarterly on a net basis in shares of Enhance Financial stock or in cash at Enhance Financials' election. To the extent that the market price of Enhance Financial common stock on a settlement date was higher (lower) than the forward purchase price, the net differential was received (paid) by Enhance Financial. During 1998, settlements resulted in Enhance Financial receiving 106,394 shares, which were recorded as treasury shares. The agreement terminated in June 1998 after Enhance Financial repurchased the full amount under the program.

During 1998, Enhance Financial issued 454,473 shares of common stock in connection with its acquisition of Alegis Group Inc. (see Note 5).

During 1997, Enhance Financial issued 1,006,228 shares of common stock in connection with its acquisition of the remaining 50% ownership interest in Singer (see Note 5).

In 1996, Swiss Reinsurance Company ("Swiss Re") acquired from Enhance Financial and one of its shareholders, respectively 1,200,000 and 800,000 shares of Enhance Financial common stock at a purchase price of $12.24 per share. In 1997, Swiss Re acquired an additional 1,400,000 shares of Enhance Financial common stock in the open market.

Under the terms of the Credit Agreement, the maximum amount of dividends which may be paid by Enhance Financial as of December 31, 1998 was $10.1 million. In connection with the Company's two-for-one stock split in June 1998, an additional 40,000,000 shares of common stock were authorized.

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

Deferred Premium Revenue - The fair value of the Company's deferred premium revenue, net of prepaid reinsurance premium, is based on the estimated cost of entering into a cession of the entire portfolio with third-party reinsurers under market conditions. This figure was determined by using the statutory basis unearned premiums adjusted for ceding commission based on current market rates.

Loss And Loss Adjustment Reserves - The carrying amount, net of reinsurance recoverable on unpaid losses, is composed of the present value of the expected cash flows for specifically identified claims combined with a general estimate for non-specific reserves. Therefore, the carrying amount is a reasonable estimate of the fair value of the reserve.

Long-Term Debt - The fair value is estimated based on the quoted market prices for the same or similar issue or on the current rates offered to the Company for debt of the same remaining maturities.

Short-Term Debt -The fair value of short-term debt, which bears interest at variable rates, is assumed to equal the carrying value of the debt.

Derivative Instruments - The fair values of foreign currency contracts are based on the estimated termination values as of the balance sheet date. The fair values of forward treasury lock agreements (notional amount of $40 million at December 31,1998) are determined by the Company using relevant market information and appropriate valuation methodologies.

The carrying amounts and estimated fair values of these financial instruments are as follows:

In thousands                           December 31, 1998                December 31, 1997
                                  Carrying        Estimated         Carrying       Estimated
                                   Amount         Fair Value         Amount        Fair Value
                                   ------         ----------         ------        ----------
ASSETS:
Fixed maturity securities         $891,142        $ 900,166         $818,513        $827,840
Common stock                           839              839              833             833
Short-term investments              50,794           50,794           50,827          50,827

LIABILITIES:
Deferred premium revenue .         308,215          267,574          281,254         242,708
Loss and loss adjustment
    Expense reserve                 33,739           33,739           30,987          30,987
Long-term debt                      75,000           78,083           75,000          75,458
Short-term debt                     54,290           54,290           43,500          43,500

DERIVATIVE INSTRUMENTS:
Foreign currency contracts             256              256               --              --
Forward treasury lock
agreements                            (664)            (664)              --              --

Note 10 - Insurance In Force

The Company principally insures and reinsures financial guaranties issued to support public and private borrowing arrangements, including commercial paper, bond financings, and similar transactions. Financial guaranties are conditional commitments which guaranty the performance of a customer to a third party.

The Company's potential liability in the event of nonperformance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. At December 31, 1998, the Company's aggregate insurance in force was $75.7 billion. The Company's insured portfolio as of December 31, 1998 was broadly diversified by geographic and bond market sector with no single credit representing more than 0.9% of the Company's net insurance in force.

The composition of the Company's insurance in force by type of issue and by state of issue was as follows:

Type of Issue
In billions                                                    December 31,
                                                        1998               1997
                                                      -------            -------
General obligation and other
tax backed                                            $  21.0            $  18.8
Non-municipal                                            15.3               13.5
Utilities                                                11.2               10.3
Health care                                               7.1                6.8
Airport/Transportation                                    7.7                6.8
Housing                                                   1.5                1.5
Other municipal                                           5.1                2.4
Other insurance businesses                                6.8                4.3
                                                      -------            -------
    Total                                             $  75.7            $  64.4
                                                      =======            =======

State of Issue
In billions                                                    December 31,
                                                       1998               1997
                                                      -------            -------
California                                            $   8.9            $   7.7
New York                                                  8.1                6.2
Florida                                                   4.7                4.1
Texas                                                     4.3                3.7
Pennsylvania                                              3.7                2.9
Illinois                                                  3.3                2.5
Other (each less than 3.3% for
1998 and 2.5% for 1997)                                  42.7               37.3
                                                      -------            -------
    Total                                             $  75.7            $  64.4
                                                      =======            =======

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

The actuarially computed net pension cost for 1998, 1997 and 1996, using the projected unit credit actuarial method of attribution includes the following components:

In thousands                                          Years Ended December 31,
                                                    1998      1997        1996
                                                    ----      ----        ----
Service Cost                                      $ 1,022     $ 900     $ 1,298
Interest Cost                                         485       494         485
Expected return on plan assets                       (415)     (377)       (322)
Amortization of  transition obligation                  2         2           2
Amortization of prior service cost                     53        53          53
Recognized net actuarial gain                        (129)     (101)       (107)
                                                  -------     -----     -------
Net periodic benefits cost                        $ 1,018     $ 971     $ 1,409
                                                  =======     =====     =======


The following table sets forth the funding status of the plan and the accrued pension cost recognized in the Company's consolidated balance sheets at December 31, 1998 and 1997:

In thousands                                                    December 31,
                                                             1998         1997
Change in benefit obligation
Benefit obligation at beginning of year                    $ 8,131      $ 6,475
Service cost                                                 1,022          900
Interest cost                                                  485          494
Actuarial (gain) losses                                     (1,092)         931

Benefits paid                                               (1,463)        (669)
                                                           -------      -------

Benefit obligation at year end                               7,083        8,131
                                                           -------      -------

Change in plan assets
Fair value of plan assets at beginning of year               4,726        4,437
Actual return on plan assets                                   810          958
Employer contribution                                          565           --
Benefits paid                                               (1,463)        (669)
                                                           -------      -------
Fair value of plan assets at end of year                     4,638        4,726
                                                           -------      -------

Funded Status                                               (2,445)      (3,405)
Unrecognized transition obligation                              13           14
Unrecognized prior service cost                                907          961
Unrecognized net actuarial gain                             (3,624)      (2,266)
                                                           -------      -------
Accrued benefit cost                                       $(5,149)     $(4,696)
                                                           =======      =======

Actuarial assumptions utilized to determine the projected benefit obligation and estimated unrecognized net actuarial gain were as follows:

                                                   Years ended December 31,
                                             1998           1997           1996
                                            ------         ------         ------
Discount rate                                 7.0%           7.0%           7.5%
Expected return on plan assets                8.5%           8.5%           8.5%
Rate of compensation increase                 6.0%           6.0%           6.0%

In addition to pension benefits, the Company provides certain health care benefits for retired employees. Substantially all employees of Enhance Financial and the Insurance Subsidiaries may become eligible for these benefits if they reach retirement age while working for the Company.

The net post-retirement benefit cost for 1998, 1997, and 1996 was $140,000, $127,000 and $118,000, respectively, and includes service cost, interest cost and amortization of the transition obligation and prior service cost.

At December 31, 1998 and 1997 the accumulated post-retirement benefit obligation was $715,000 and $592,000, respectively, and was not funded. The discount rate used in determining the accumulated post-retirement benefit obligation was 7% and the health care cost trend rate was 12%, graded to 6% over 7 years. A one-percentage point change in assumed healthcare cost trend rates would have the following effects (In thousands):

                                               1-Percentage      1-Percentage
                                              Point Increase    Point Decrease
Effect on total of service and interest
cost components                                      $29            ($22)
Effect on post-retirement benefit
obligation                                          $144           ($113)


In January 1996, the Company implemented a 401(k) retirement savings plan covering substantially all employees of the Company. Under this plan, the Company provides a matching contribution of 50% on contributions up to 6% of base salary made to the plan by eligible employees. The Company's matching contributions were $120,000, $106,000 and 98,000 in 1998, 1997 and 1996, respectively.

Note 12 - Stock Option Programs

The Company maintains a stock option program for its key employees. Substantially all options issued under the program vest in four equal annual installments commencing one year after the date of grant. The Company also maintains a directors' option program pursuant to which directors of Enhance Financial and the Insurance Subsidiaries who are not employees of the Company are granted non-qualified stock options. Options under this program vest in two equal annual installments commencing on December 31 next following the date of grant.

In March 1998, the board of directors adopted the Director Stock Ownership Plan, which as amended, allows each outside director to elect to receive up to 100% of his or her director fees in the form of shares of common stock valued at the closing price of the common stock on the New York Stock Exchange on that date. Each eligible director is entitled to make a new election annually for that coming year's fee.

All options are exercisable at the option price, being the fair value of the stock at the date of grant. The board of directors has authorized a maximum of 9,900,000 shares of common stock to be awarded as options, of which 6,055,604 options for shares (net of expirations and cancellations) had been awarded as of December 31, 1998. Information regarding activity in the option programs follows:

                                                             Option Price Per
          1998 Options                 Number of Shares            Share
          ------------                 ----------------            -----

Outstanding at beginning of year          5,635,108         $ 7.25  - $29.062
Granted - Employees                       1,168,980         $24.937 - $34.281
        - Directors                          91,000              $30.00
Exercised                                  (666,374)        $  7.25 - $20.75
Expired or canceled                        (173,110)        $  8.00 - $28.813
                                          ---------
Outstanding at year-end                   6,055,604         $  7.25 - $34.281
                                          ---------
Exercisable at year-end - Employees       3,234,202         $  7.25 - $28.844
                        - Directors         306,166         $ 8.563 - $29.75

                                                             Option Price Per
          1997 Options                 Number of Shares            Share
          ------------                 ----------------            -----
Outstanding at beginning of year          5,106,220         $ 7.25  - $18.25
Granted - Employees                       1,220,374         $19.44  - $28.844
        - Directors                          91,000              $29.75
Exercised                                  (598,792)        $ 7.25  - $17.00
Expired or canceled                        (183,694)        $ 8.00  - $19.44
                                          ---------
Outstanding at year-end                   5,635,108         $ 7.25  - $29.75
                                          ---------
Exercisable at year-end - Employees       3,117,688         $ 7.25  - $19.44
                        - Directors         256,666         $ 8.56  - $18.25

                                                             Option Price Per
          1996 Options                 Number of Shares            Share
          ------------                 ----------------            -----
Outstanding at beginning of year          4,831,442         $ 7.25  - $13.31
Granted - Employees                         800,220         $13.44  - $17.00
        - Directors                          52,000              $18.25
Exercised                                 (462,550)         $ 7.25  - $10.13
Expired or canceled                       (114,892)         $ 8.00  - $11.94
                                          --------
Outstanding at year-end                   5,106,220         $ 7.25  - $18.25
                                          --------
Exercisable at year-end - Employees       2,642,914         $ 7.25  - $11.94
                        - Directors         286,666         $ 8.26  - $13.31

The Company applies the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its stock option program. Accordingly, no compensation expense has been recognized for options granted under its stock option program, and the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's current and past stock option programs been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               1998        1997        1996
                                               ----        ----        -----
Net income - as reported                     $82,457     $68,806     $55,704
           - pro forma                       $80,906     $67,475     $55,046
Basic earnings per share - as reported         $2.20       $1.86       $1.56
                         -  pro forma          $2.16       $1.82       $1.54

Diluted earnings per share - as reported       $2.10       $1.78       $1.52
                           - pro forma         $2.06       $1.75       $1.50


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of option grants were $16.62, $12.01, and $5.44 in 1998, 1997 and 1996, respectively. The following assumptions were used for option grants awarded in 1998, 1997 and 1996:

                                                     Options Granted
                                         1998               1997              1996
                                         ----               ----              ----
Dividend yield                       0.6% to 1.0%       0.8% to 1.1%      1.1% to 1.5%
Volatility                          24.1% to 75.1%     18.7% to 30.3%    20.5% to 30.3%
Risk-free interest rate              4.3% to 5.8%       5.8% to 6.7%      6.2% to 6.8%
Assumed annual forfeiture rate           3.0%               3.0%              3.0%
Expected life                           10 years         10 years           10 years

Note 13 - Lease Commitments

The Company has committed to lease office space under non-cancelable leases which expire in August 1999, November 1999, April 2000, August 2000, June 2001, August 2001, July 2003 and June 2005. The leases provided for escalations resulting from increased assessments for taxes, utilities and maintenance. Future minimum rental payments on all leases, before any deductions for estimated sublease income, are as follows:

In thousands

Years Ended December 31,               Operating Leases
                                       ----------------
1999                                      $  2,825
2000                                         1,337
2001                                           449
2002                                           492
2003                                           572
Thereafter                                     936
                                             -----
                                           $ 6,611

Rent expense, net of sublease income, was $1,528,000, $1,699,000, and $1,139,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 14 - Parent Company Financial Information

The following are the condensed balance sheets of Enhance Financial as of December 31, 1998 and 1997 and its condensed statements of income and cash flows for the years ended December 31, 1998, 1997 and 1996.

Condensed Balance Sheets

In thousands                                                  December 31,
                                                        1998              1997
                                                        ----              ----
ASSETS
Cash                                                  $  2,715          $     --
Investments                                              7,095            12,706
Investment in affiliated companies                     784,235           658,609

Other assets                                             4,865            46,161
                                                      --------          --------
                                                      $798,910          $717,476
                                                      --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Long-term debt                                        $ 75,000          $ 75,000
Other liabilities                                       61,264            61,083
Shareholders' equity                                   662,646           581,393
                                                      --------          --------
                                                      $798,910          $717,476
                                                      --------          --------

Condensed Statements Of Income

In thousands                                     Years Ended December 31,
                                         1998            1997            1996
                                         ----            ----            ----
Total revenues                        $     812        $    510        $  1,312
Total expenses                           17,514          14,652          12,343
                                      ---------        --------        --------

                                        (16,702)        (14,142)        (11,031)

Equity in income of affiliates          102,459          77,500          61,727
                                      ---------        --------        --------
Income before income taxes               85,757          63,358          50,696

Income tax (expense) benefit             (3,300)          5,448           5,008
                                      ---------        --------        --------
Net income                            $  82,457        $ 68,806        $ 55,704
                                      =========        ========        ========

Condensed Statements Of Cash Flows

In thousands                                 Years Ended December 31,
                                           1998        1997        1996
                                           ----        ----        ----
Cash flows from operating activities:
  Net income                            $  82,457    $ 68,806     $55,704
  Adjustments to reconcile net
   income to net cash from operating
   activities
  Equity in income of affiliates         (102,459)    (77,500)    (61,727)
  Other                                    55,239      29,799     (22,188)
                                         ---------    --------    --------
Net cash provided by (used) in
   operating activities                    35,237      21,105     (28,211)
                                         ---------    --------    --------

Cash flows from investing activities:
  Investment in affiliates net of
   dividends received                     (32,401)     (7,186)     (3,423)
  Sale of investments                         741      (2,396)        750
  Sales of short-term investments,
   net                                      4,880      (4,648)     (5,529)
                                        ---------    --------    --------
  Net cash used in
   investing activities                   (26,780)    (14,230)     (8,202)
                                        ---------    --------    --------
Cash flows from financing activities:
  Capital stock                             9,920       7,341       4,843
  Short-term debt                          10,790       1,000      27,500
  Dividends paid                           (8,645)     (8,195)     (7,198)
  Principal payment - senior notes             --          --      (3,400)
  Reissuance of treasury stock                 --          --      14,485
  Purchase of treasury stock              (17,807)     (7,021)        (38)
                                          -------      ------         ---
  Net cash provided by (used in)
   financing activities                    (5,742)     (6,875)     36,192
                                        ---------    --------    --------
Net increase (decrease) in cash             2,715          --        (221)
Cash, beginning of year                        --          --         221
                                        ---------    --------    --------
Cash, end of year                       $   2,715    $     --    $     --
                                        =========    ========    ========

Note 15 -  Major Customers

The Company derives a substantial portion of its premium writings from a small number of primary insurers. Specifically:

      o In 1998 four primary insurers accounted for 19%, 19%, 19% and 5% of gross premiums written.

      o In 1997 four primary insurers accounted for 17%, 16%, 9% and 7% of gross premiums written.

      o In 1996 four primary insurers accounted for 19%, 13%, 10% and 7% of gross premiums written.

This customer concentration results from the small number of primary insurance companies which are licensed to write financial guaranty insurance.

Note 16- Losses and Loss Adjustment Expenses

Activity in the liability for losses and loss adjustment expenses ("LAE") is summarized as follows:

In thousands                                     Years Ended December 31,
                                           1998            1997            1996
                                           ----            ----            ----
Balance at January 1,                    $33,675         $28,081         $30,799
    Less reinsurance
recoverables                               2,688           1,823           1,853
                                         -------         -------         -------
Net balance at January 1,                 30,987          26,258          28,946
                                         -------         -------         -------

Net incurred related to:
    Current year                           6,000           6,002           6,087
    Prior years                            4,324           3,753           3,097
                                         -------         -------         -------
Net incurred                              10,324           9,755           9,184
                                         -------         -------         -------

Net paid related to:
    Current year                             352             720             587
    Prior years                            7,220           4,306          11,285
                                         -------         -------         -------
Net paid                                   7,572           5,026          11,872
                                         -------         -------         -------

Net balance at December 31,               33,739          30,987          26,258
    Plus reinsurance recoverables          2,500           2,688           1,823
                                         -------         -------         -------

Balance at December 31,                  $36,239         $33,675         $28,081
                                         =======         =======         =======

The terms "current year" and "prior years" in the foregoing table refer to the year in which case reserves were established.

Note 17 - Segment Reporting

The Company has two reportable segments: insurance and asset-based businesses. The insurance segment provides credit-related insurance coverage to meet the needs of customers in a wide variety of domestic and international markets. The Company's largest insurance business is the provision of reinsurance to the monoline primary financial guaranty insurers for both municipal bonds and non-municipal obligations. The Company also provides trade credit reinsurance, financial responsibility bonds, excess-SIPC insurance and direct financial guaranty insurance. The asset-based businesses segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the origination, purchase, servicing and securitization of special assets, including lottery awards, structured settlement payments, sub-performing/non-performing and seller-financed residential mortgages and delinquent consumer assets. The Company's reportable segments are strategic business units which are managed separately as each business requires different marketing and sales expertise.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operating earnings, which it defines as net income excluding the impact of capital and foreign exchange gains and losses, and certain non-recurring items, net of taxes. Summarized financial information concerning the Company's operating segments is presented in the following tables:

                                                           1998
                                                           ----
In thousands
                                           Insurance    Asset-Based      Totals
                                           ---------    -----------      ------
Revenues from external customers          $  104,820     $ 46,807     $  151,627
Interest revenue                              53,423            0         53,423
Interest expense                               7,223        1,277          8,500
Equity in income of affiliates                 1,623       12,443         14,066
Income tax expense                            23,558        6,792         30,350
Operating earnings                            66,500       16,021         82,521
Investments in affiliates                     96,867            0         96,867
Deferred policy acquisition cost             103,794            0        103,794
Identifiable assets                        1,242,758       93,659      1,336,417

                                                           1997
                                                           ----
In thousands
                                            Insurance   Asset-Based     Totals
                                            ---------   -----------     ------
Revenues from external customer            $   88,966     $30,152     $  119,118
Interest revenue                               50,618           0         50,618
Interest expense                                5,881       1,436          7,317
Equity in income of affiliates                    733       8,045          8,778
Income tax expense                             19,486       5,664         25,150
Operating earnings                             60,029       8,374         68,403
Investments in affiliates                      38,862           0         38,862
Deferred policy acquisition cost               95,645           0         95,645
Identifiable assets                         1,049,596      97,913      1,147,509

                                                           1996
                                                           ----
In thousands
                                            Insurance    Asset-Based   Totals
                                            ---------    -----------   ------
Revenues from external customers              80,171          0        80,171
Interest revenue                              47,462          0        47,462
Interest expense                               5,522          0         5,522
Equity in income of affiliates                   274          0           274
Income tax expense                            20,686          0        20,686
Operating earnings                            53,144          0        53,144
Investments in affiliates                     24,181          0        24,181
Deferred policy acquisition cost              87,325          0        87,325
Identifiable assets                          983,443          0       983,443

The following are reconciliations of reportable segment revenues and profit to Enhance Financial's consolidated totals:

In thousands
                                                 1998         1997        1996
                                              ---------     --------    --------
Revenues

Total revenues from external
  customers for reportable segments           $ 151,627     $119,118    $ 80,171
Total interest revenue for
  reportable segments                            53,423       50,618      47,462
Realized gains                                    2,434          657       4,008
                                              ---------     --------    --------
     Total consolidated revenues              $ 207,484     $170,393    $131,641
                                              =========     ========    ========

Net income

Operating earnings for reportable
  segments                                    $  82,521     $ 68,403    $ 53,144
Capital and foreign exchange gains
  net of tax                                      1,398          403       2,560
Non-recurring Van-Am expense, net
  of tax                                         (1,462)          --          --
                                              ---------     --------    --------
  Net income                                  $  82,457     $ 68,806    $ 55,704
                                              =========     ========    ========

The Company's revenues from external customers, by product line, are as follows:

In thousands
                                                 1998         1997        1996
                                              ---------     --------    --------
Insurance:
Financial guaranty reinsurance                $  66,264     $ 49,913    $ 47,408
Financial guaranty direct                        10,246        6,319       3,526
Trade credit reinsurance                         15,973       19,165      16,581
Other                                            12,337       13,569      12,656

Asset-Based                                      46,807       30,152          --
                                              ---------     --------    --------

Total Revenues from External Customers        $151,627      $119,118    $ 80,171
                                              ========      ========    ========

Note 18- Quarterly Financial Information (Unaudited)

In millions except per share amounts

                                     1st Qtr.   2nd Qtr.    3rd Qtr.      4th Qtr.      Year
                                     --------   --------    --------      --------      ----
1998
Net premiums written                 $  33.7    $  27.3     $  27.6      $  40.7      $ 129.3
Premiums earned                         23.7       24.4        29.0         25.2        102.3
Investment and other income             14.2       15.0        17.4         13.2         59.8
Assignment sales                        10.4       12.1        12.7         10.2         45.4
Losses and loss adjustment
expenses                                 2.3        1.6         4.6          1.8         10.3
Equity in income of affiliates           2.6        3.8         3.2          4.5         14.1
Income before income taxes              27.1       28.2        30.8         26.7        112.8
Net income                              19.2       20.5        22.7         20.1         82.5

Earnings per share - Basic           $  0.51    $  0.55     $  0.61      $  0.53      $  2.20
                                     -------    -------     -------      -------      -------
                   - Diluted         $  0.49    $  0.52     $  0.58      $  0.51      $  2.10
                                     -------    -------     -------      -------      -------

1997

Net premiums written                 $  21.6    $  25.7     $  25.5      $  27.7      $ 100.5
Premiums earned                         19.5       21.3        21.3         23.4         85.5
Investment and other income             10.5       13.9        13.2         18.1         55.7
Assignment sales                         2.5        9.9         7.6          9.2         29.2
Losses and loss adjustment
expenses                                 2.0        2.2         2.7          2.9          9.8
Equity in income of affiliates           0.1        0.2         3.8          4.7          8.8
Income before income taxes              18.4       23.4        23.6         28.6         94.0
Net income                              13.9       17.0        17.5         20.4         68.8

Earnings per share - Basic           $  0.38    $  0.46     $  0.47      $  0.55      $  1.86
                                     -------    -------     -------      -------      -------
                   - Diluted         $  0.37    $  0.44     $  0.45      $  0.52      $  1.78
                                     -------    -------     -------      -------      -------

Item 9. - Changes in and Disagreements with Accountants on Accounting and Disclosure

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

                                                 Position with Enhance
Name                             Age(1)          Financial
-------                         --------         ---------------------------
Allan R. Tessler                   62            Chairman of the Board

Wallace O. Sellers                 69            Vice Chairman of the Board

Daniel Gross                       56            President, Chief Executive
                                                 Officer and Director

Samuel Bergman                     51            Executive Vice President and
                                                 Secretary

Ronald M. Davidow                  48            Executive Vice President and
                                                 Chief Financial Officer

Arthur Dubroff                     48            Executive Vice President

Elaine J. Eisenman                 50            President, Credit-Based
                                                 Businesses, Alliances and
                                                 Ventures

Tony M. Ettinger                   42            Executive Vice President

Brian Kleinberg (2)                41            Executive Vice President

Paul C. Kwiatkoski                 43            Executive Vice  President

Stephen Steinberg                  54            Executive Vice President

Brenton W. Harries                 71            Director

David R. Markin                    68            Director

Robert P. Saltzman                 56            Director

Richard J. Shima                   59            Director

Spencer R. Stuart                  76            Director

Adrian U. Sulzer                   52            Director

Frieda K. Wallison                 56            Director

Jerry Wind                         61            Director

-------------------------
(1)   As of March 15, 1999.

(2)   Commenced employment with the Company in January 1999.

      Mr. Tessler has held the position with Enhance Financial set forth above since its inception. He has also since 1987 been Chairman of the Board and Chief Executive Officer of International Financial Group, Inc., a merchant banking concern, and since 1992 served as Co-Chairman of the Board and Co-Chief Executive Officer of Data Broadcasting Corporation ("DBC"), a provider of market data services to the investment community. Mr. Tessler is also Chairman of the Board of Checker Holdings Inc. and of Jackpot Enterprises Inc. ("Jackpot") and a director of The Limited, Inc., Allis-Chalmers Corporation and Marketwatch.com.

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

      Mr. Gross has held the position with Enhance Financial set forth above and has served as Chief Executive Officer of the Insurance Subsidiaries since 1995. Prior thereto he held senior executive positions with Enhance Financial and Enhance Re from their inception and was among the founders of the Company in 1986. Previously, he held various insurance industry positions, including serving as co-founder and Chairman of F.G. Holding Company, Kramer Capital Consultants and various senior executive capacities for Colonial Penn Group. Mr. Gross also serves as a director of MGIC.

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

      Mr. Dubroff has held the position with Enhance Financial set forth above since 1996. From 1993 to 1996, Mr. Dubroff served in various senior management capacities at First Data Corporation, a provider of high-volume information processing and related services. Mr. Dubroff served as a director of Enhance Financial from 1986 to 1991 and from 1992 to 1996 and of Enhance Re from 1986 to 1992. Mr. Dubroff also serves on the board of directors of the Kobren Insight Funds.

      Ms. Eisenman has held the position with Enhance Financial set forth above since January 1998, having previously served as an independent consultant to the Company. From 1994 to 1997 she served as Senior Vice President - Worldwide Staffing, Development and Succession of American Express Company. From 1990 to 1994 she served as Vice President and General Manager of the Eastern Region of Personnel Decisions International, Inc. Ms. Eisenman also serves as a director of UST, Inc.

      Mr. Ettinger has held the position with Enhance Financial set forth above since March 1999. Prior thereto since 1995, he was Executive Vice President of Enhance Financial. From 1992 to 1994, he rendered independent, strategic management consulting services to major financial services institutions. From 1989 to 1991 he was a General Partner of Hannibal Management, L.P., an investment partnership focused on undervalued, healthy community thrift institutions. From 1985 to 1989, he was Vice President, Head of Mergers and Acquisitions and Corporate Development, and holding company Chief Operating Officer for seven financial services subsidiaries of the Mutual Insurance Company of New York.

      Mr. Kleinberg has held the position with Enhance Financial set forth above as well as Chief Executive Officer of Singer since January 1999. From 1980 to 1998, Mr. Kleinberg served in various executive positions with American Express Company, most recently as Executive Vice President, American Express Financial Advisors, overseeing their Financial Direct Group and prior thereto as Executive Vice President and General Manager, Travel Related Services, responsible for new customers and products in the Consumer Card Services Group.

      Mr. Steinberg has held the position with Enhance Financial set forth above since April 1998. From 1993 to 1997, Mr. Steinberg served as Senior Vice President and head of Systems and Technology for CapMAC Holdings Inc., the parent company of CapMAC. From 1972 to 1992, Mr. Steinberg served in various senior technology positions at Citibank, N.A., in Treasury Operations, the Private Banking Group, and the North American Investment Bank.

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

      Mr. Saltzman has served as a director of Enhance Financial since 1996. He has been President and Chief Executive Officer of Jackson Life Insurance Company since 1994. He previously served from 1983 as Executive Vice President of SunAmerica Inc. and as President of its subsidiary life insurance companies.

      Mr. Shima has served as a director of Enhance Financial since 1993. He has been an independent consultant since 1993, having previously thereto from 1992 served as Managing Director of Russell Miller, Inc., an investment banking concern specializing in the insurance industry. Mr. Shima also serves as a director of CTG Resources, Inc. and a trustee of the Evergreen Mutual Funds.

      Mr. Stuart has served as a director of Enhance Financial since 1992, having also served as a director of Asset Guaranty from its inception until 1995. He has for over ten years served as an independent consultant regarding organizational and personnel matters. He served from 1990 to 1992 as Chairman of the Council of Management Advisors of Dean Witter Reynolds Inc. He is the founder and honorary chairman of Spencer Stuart Executive Recruiting Consultants.

      Mr. Sulzer has served as a director of Enhance Financial since 1996. He has since 1991 served in various management capacities with Swiss Re, a shareholder of Enhance Financial, currently serving since October 1998 as a member of the managing board of NCM, Amsterdam, a 50% Swiss Re-owned credit insurance company, and since 1997 as Co-Head of Underwriting in Swiss Re's New Markets Division. Previously thereto, from 1991 he served as head of Swiss Re's Credit and Bonding Department. Mr. Sulzer also serves as a director of Societa Italiana Cauzioni, Rome, Italy; American Credit Indemnity, Baltimore, Maryland; and Xenum Finance, Zurich, Switzerland.

      Ms. Wallison has served as a director of Enhance Financial since 1992, having also served as a director of each of the Insurance Subsidiaries since its inception until 1995. She currently is a private investor, having retired from the law firm of Jones, Day, Reavis & Pogue, where since 1983 she had been a member, resident in its Washington, D.C. office.

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

Item 11. Executive Compensation.

Summary Compensation Table.

      The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, based on salary and bonus earned during 1998. Except as described below under "Agreements with Executive Officers," "Management Severance Protection Program" and "Other Senior Executive Officer Compensation," the Company has not entered with any executive officer into (i) an employment agreement or (ii) any compensatory plan or arrangement which is activated upon the resignation, termination or retirement of the executive officer or upon a change in control of the Company or change in the executive officer's responsibilities following a change in control.

                                                                               Long-Term
                                                 Annual Compensation          Compensation
                                                 -------------------          ------------
                                                                          Securities Underlying
Name and Principal Position       Year         Salary            Bonus        Options/SARs
---------------------------       ----         ------            -----        ------------
Daniel Gross                      1998        $530,000        $1,060,000        200,000
  President and Chief             1997         500,000         1,150,000        350,000
  Executive Officer               1996         480,000           675,000        150,000

Tony M. Ettinger                  1998         288,850           360,000         70,000
 President, Credit-Based          1997         273,863           260,000         40,000
 Businesses, Alliances and
   Ventures                       1996         261,041           132,500         33,000

Samuel Bergman                    1998         331,250           210,000         30,000
  Executive Vice President        1997         313,281           200,000         28,000
  and Secretary                   1996         301,042           145,000         28,000

Elaine J. Eisenman (1)            1998         283,550           215,000         77,000(2)
  Executive Vice President

Paul C. Kwiatkoski                1998         270,300           190,000         30,000
  Executive Vice President        1997         255,000           165,000         27,000
                                  1996         250,000            95,000         30,000

----------
(1)   Became an officer of the Company in January 1998.

(2) Includes a grant of a stock option for 32,000 shares of Common Stock granted to Ms. Eisenman upon commencement of her employment.

Option/SAR Grants During 1998.

      The following table provides information regarding stock options/SARs granted to the named executive officers during 1998:

                                                         Individual Grants
                         ------------------------------------------------------------------------------
                         Number of     Percent of
                         Securities   Total Options
                         Underlying    Granted to
Name and                  Options    Employees in    Exercise or      Expiration          Grant Date
Principal Position       Granted(1)   Fiscal Year    Base Price          Date          Present Value(2)
------------------       ----------   -----------    ----------          ----          ----------------
Daniel Gross              200,000        17.1          $24.94          12/31/08          $3,320,000(3)
  President and
  Chief Executive
  Officer

Tony M. Ettinger           70,000         6.0           24.94          12/31/08           1,162,000(3)
  President,
  Credit-Based
  Businesses,
  Alliances and
  Ventures

Samuel Bergman             30,000         2.6           24.94          12/31/08             498,000(3)
  Executive Vice
  President and
  Secretary

Elaine J. Eisenman         32,000         2.7           28.84          01/12/08             437,120(4)
  Executive Vice           45,000         3.8           24.94          12/31/08             747,000(3)
  President

Paul C. Kwiatkoski         30,000         2.6           24.94          12/31/08             498,000(3)
  Executive Vice
  President

--------------------
(1) Stock options granted pursuant to the 1997 Incentive Plan. Such stock options vest, subject to continuation of employment, in 25% increments during the consecutive four-year period commencing on the last date of the month of grant. The stock options are not transferable except by the laws of descent and distribution and, accordingly, may be exercised during the life of the optionee only by the optionee or the optionee's legal representative and after the optionee's death only by the beneficiary previously designated by the optionee.

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

(3) The Black-Scholes option valuation assumes a volatility of 74.2, a risk-free rate of return of 4.5%, a dividend yield of 0.69% and a discount due to the risk of forfeiture of 3.0%.

(4) The Black-Scholes option valuation assumes a volatility of 29.7, a risk-free rate of return of 5.4%, a dividend yield of 0.99% and a discount due to the risk of forfeiture of 3.0%.

Aggregated Option/SAR Exercises During 1998 and Fiscal Year-End Option Values

      The following table provides information as to the named executive officers regarding stock option exercises and the number and value of stock options/SARs held by them at December 31, 1998.

                                                            No. of Securities Underlying      Value of Unexercised
                                                                  Unexercised Stock               In-the Money
                                                                   Options/SARs at               Options/SARs at
                                                                  December 31, 1998            December 31, 1998(1)
                                                                  -----------------            --------------------
                            Shares
Name and                   Acquired           Value
Principal Position        on Exercise        Realized       Exercisable    Unexercisable   Exercisable        Unexercisable
------------------        -----------        --------       -----------    -------------   -----------        -------------
Daniel Gross                   -0-               -0-          727,500        567,500        $13,060,663        $3,755,048
  President and
  Chief Executive
  Officer

Tony M. Ettinger               -0-               -0-           64,000        127,750            953,390           807,683
  President,
  Credit-Based
  Businesses,
  Alliances and
  Ventures

Samuel Bergman               5,200          $169,000          171,000         75,000          3,223,089           539,422
  Executive Vice
  President and
  Secretary

Elaine J. Eisenman             -0-               -0-            8,000         69,000              9,248           255,557
 Executive Vice
 President

Paul C. Kwaitkoski             -0-               -0-          121,750         71,250          2,246,994           479,284
 Executive Vice
 President

 -----------------------
(1) Calculated on the basis of (a) the excess of the closing price of the Common Stock as reported by the New York Stock Exchange on December 31, 1998 over the stock option exercise price multiplied by (b) the number of shares of Common Stock underlying the stock option.

Enhance Reinsurance Pension Plan

      The Company maintains a defined benefit pension plan named the "Enhance Reinsurance Pension Plan" (the "Pension Plan") which is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). All employees of the Company (other than Singer and Van-American Companies, Inc.) who have attained age 21 and who have completed at least one year of service are eligible to participate in the Pension Plan. The Pension Plan provides a normal retirement benefit at normal retirement (the earlier of the date on which a participant (a) has attained age 65 or completed five years of participation or (b) has attained age 62 or completed 10 years of participation) equal to 2.25% of the participant's compensation multiplied by his or her years of service up to his or her first 15 years, plus 1.75% of the participant's compensation multiplied by his or her years of service for his or her next 10 years, plus 1% of the participant's compensation multiplied by his or her years of service for his or her next five years. Compensation is defined as the average of the participant's three highest consecutive years of earnings. (See Note 2 to the table below regarding the maximum compensation considered "earnings" for the foregoing purposes. No such maximum applies with respect to the determination of compensation for purposes of the Summary Compensation Table above.) A participant whose service terminates prior to normal retirement is eligible for a benefit at the normal retirement date based on the participant's compensation and years of service at the date of termination multiplied by the vested percentage. The actuarial equivalent of such vested benefit may be distributed in a lump sum prior to normal retirement age. The vested percentage of a participant increases 20% per year beginning after two years of service, such that his or her vested percentage is 100% after six years. For purposes of determining a participant's retirement benefit and vested percentage, "years of service" and "years of participation," while not synonymous, include service with the Company and certain service with predecessor employers.

      The following table illustrates annual pension benefits payable under the Pension Plan assuming retirement at normal retirement age at various levels of compensation and years of service. Such benefits are based on a straight life annuity and are not subject to any deduction for Social Security or other offset amounts.

                               PENSION PLAN TABLE

 Highest
 Average
 Earnings                                    Years of Service
 --------     -----------------------------------------------------------------------------
                    15              20             25              30             35*
              -----------------------------------------------------------------------------
$100,000        $ 33,750        $ 42,500        $ 51,250       $ 56,250        $ 56,250
 125,000          42,188          53,125          64,063         70,313          70,313
 150,000          50,625          63,750          76,875         84,375          84,375
 175,000(2)       59,063          74,375          89,688         98,438          98,438
 200,000(2)       67,500          85,000         102,500        112,500         112,500
 225,000(2)       75,938          95,625         115,313        126,563         126,563
 250,000(2)       84,375         106,250         128,125        140,625(1)      140,625(1)
 300,000(2)      101,250         127,500         153,750(1)     168,750(1)      168,750(1)
 400,000(2)      135,000(1)      170,000(1)      205,000(1)     225,000(1)      225,000(1)

 450,000(2)      151,875(1)      191,250(1)      230,625(1)     253,125(1)      253,125(1)
 500,000(2)      168,750(1)      212,500(1)      256,250(1)     281,250(1)      281,250(1)

----------
*   Plan limits service to 30 years for benefit purposes.

(1) These are hypothetical benefits based upon the Pension Plan's normal retirement benefit formula. The maximum annual benefit permitted under
      Section 415 of the Code in 1998 and 1999 is $130,000.

(2) The benefits shown corresponding to these compensation ranges are hypothetical benefits based upon the Pension Plan's normal retirement benefit formula. Under Section 401(a)(17) of the Code, a participant's compensation in excess of a specified maximum (as such may change from time to time in the future, the "Code Maximum") is disregarded for purposes of determining highest average earnings. (Such specified maximum amount (as adjusted to reflect cost of living increases) was $235,840 for the plan year beginning November 1, 1993, decreasing to $150,000 for plan years beginning November 1, 1994, November 1, 1995 and November 1, 1996 and has increased to $160,000 for plan years beginning thereafter.)

      In addition, Enhance Financial has adopted, effective July 1, 1999, a non-qualified restoration pension plan (the "Restoration Plan"). All employees of the Company eligible to participate in the Pension Plan and who receive total annual compensation in excess of the Code Maximum and above are eligible to participate in the Restoration Plan. The Restoration Plan provides a retirement benefit supplemental to benefits provided by the Pension Plan equal to 1.75% of the participant's compensation above the Code Maximum multiplied by his or her years of service up to his or her first 25 years, plus 1.0% of the participant's compensation above the Code Maximum multiplied by his or her years of service for his or her next five years. Compensation is defined as the average of the participant's three highest consecutive years of earnings. The vested percentage of a participant will be the lower of (a) 20% per year of service beginning after two years of service such that his or her vested percentage is 100% after six years, and (b) such other rate per year as will cause a given participant to be fully vested at age 60. For purposes of determining a participant's retirement benefit and vested percentage, "years of service" and "years of participation," while not synonymous, include service with the Company and certain service with predecessor employers. Also, for purposes of the Restoration Plan, in addition to each such executive officer's actual years of service, upon becoming fully vested under the terms of the Pension Plan, Mr. Ettinger will be credited with five additional years of service and each other participant in the Restoration Plan who is or subsequently becomes an executive officer of Enhance Financial at the level of Executive Vice President and above, will be credited with additional years of employment services under the Restoration Plan equal to the excess of five over the actual years of employment service credited to that officer under the Restoration Plan prior to its effective date.

      As of December 31, 1998, Messrs. Gross, Ettinger, Bergman and Kwiatkoski and Ms. Eisenman had eleven, three, six, fourteen and zero years of service, respectively, under the

Pension Plan and the Restoration Plan and eleven, three, six, eleven and zero years of participation, respectively, under the Pension Plan.

Agreements with Executive Officers

      Enhance Financial and Arthur Dubroff, Executive Vice President and Chief Financial Officer, are parties to an employment agreement which provides for the payment of an annual base salary to Mr. Dubroff of not less than $275,000 plus an annual target bonus of 45% of such base salary. Under the employment agreement, Mr. Dubroff was granted in 1996, 1997 and 1998 options to purchase 150,000, 40,000 and 40,000 shares of Common Stock, respectively. If Mr. Dubroff's employment is terminated by Enhance Financial within a 12-month period following a change of control (as defined), Enhance Financial is required to pay Mr. Dubroff a prorated portion of his annual bonus and, for the greater of the remainder of the term of his employment agreement and 12 months from the date of termination of his employment, his base salary. The employment agreement terminates on December 31, 1999.

      Enhance Financial and Brian C. Kleinberg, Executive Vice President of Enhance Financial and Chief Executive Officer of Singer are parties to an agreement which provides for the payment of an annual base salary of $300,000 per year, plus an annual target bonus of not less than 50% of his then base salary (or such higher rate consistent with Enhance Financial's senior executive compensation programs); provided that his bonus for 1999 will equal or exceed $250,000 (to be prorated should his employment be terminated prior to the expiration of twelve months by Enhance Financial other than for cause or by Mr. Kleinberg for cause). Under the employment agreement, Mr. Kleinberg was granted options to purchase 85,000 shares of Common Stock. Also, in connection with the Management Severance Protection Program described below, for 1999 Mr. Kleinberg's prior year's annual bonus is to equal the average of the bonuses awarded to Enhance Financial's Executive Vice Presidents for 1998. In addition, in March 1999, Enhance Financial granted Mr. Kleinberg a stock option under the 1997 Incentive Plan for 25,000 shares in lieu of establishing at the start of 1999 a cash incentive compensation program for Mr. Kleinberg based on the performance of the Singer businesses in 1999 and in order to compensate Mr. Kleinberg for a portion of the anticipated 1999 income which he forewent by having departed his prior employment to become an employee of the Company.

Management Severance Protection Program

      In 1998, the Company established a management severance protection program (the "Management Severance Protection Program") which provides for the payments and benefits to be accorded to officers in the event of the termination of their employment by the Company under certain circumstances. The program has been designed to attract new, highly qualified officers by establishing a competitive level of severance, to reduce uncertainty and to retain officers who may otherwise depart upon a potential change in ownership, to maintain the objectivity of Enhance Financial's senior officers in the face of potential job loss in a "change of control" (as defined below) transaction and to minimize the need for negotiation of individual severance arrangements upon the termination of an officer's employment with the Company.

       Under the Management Severance Protection Program, an officer of Enhance Financial with a title of at least Vice President who is terminated by the Company without cause or who departs with good reason (an "Involuntary Termination Event") is entitled to cash severance equal to a number of months (up to one year) of base salary plus, in the case of senior officers with a title of at least Senior Vice President, a prorated bonus based on such officers' prior year's annual bonus, such number of months of salary and proration of bonus to be based on such officers' tenure with the Company. In addition, covered officers will receive outplacement assistance and remain covered under the Company's welfare benefit programs for a period of time after such termination.

      Senior executive officers of Enhance Financial are entitled to cash severance in a lump sum equal to two or three times pay (depending on level of seniority) if such senior officer undergoes an Involuntary Termination Event within a specified time after a change of control. Such senior officers will also receive bonus for the year of termination pro rata through the date of such termination. In addition, such senior officers are entitled to receive outplacement assistance, will remain covered under the Company's welfare benefit and perquisite programs and will be entitled to continue to participate in the Company's 401(k) program (including the receipt of Company matching contributions) for a period of time following termination.

      As used in the Management Severance Protection Program, a "change of control" means (a) the acquisition by one person or entity of at least 35% of Enhance Financial's outstanding voting stock, (b) a change in the majority of the board of directors of Enhance Financial, (c) the consummation of a merger, consolidation or reorganization unless more than 65% of the continuing interest in the surviving entity is retained by Enhance Financial's shareholders immediately prior to such transaction or (d) a liquidation, dissolution or sale of all or substantially all of the assets of the Company.

      In addition, pursuant to the Management Severance Protection Program, all options and other long-term incentives previously granted to employees and directors of the Company become immediately vested upon a change in control, without regard to the termination of such employee or director.

Other Senior Executive Officer Compensation

      The Company has established a flexible perquisite allowance program to encourage senior executive officers of the Company to avail themselves of a range of business-related benefits for which they are not otherwise eligible for reimbursement by the Company, including but not limited to, club memberships, parking at the Company's offices, automobile transportation service to and from the Company's offices, personal development and individual financial services. Beginning in 1999, in January of each year, the President of Enhance Financial is to be paid $30,000 and each President of a business unit and Executive Vice President of Enhance Financial is to be paid $15,000 pursuant to this program on a non-accountable basis.

      In addition, the Company has arranged and will pay premium for supplemental long-term disability insurance for the President and each Executive Vice President in addition to the $7,500 maximum monthly benefit available to all employees of the Company, up to an aggregate $25,000 maximum monthly benefit. The amount of such additional coverage for each executive officer which will be paid by the Company will vary depending on the premium for such executive officer's coverage as set by the insurance provider. In addition, this insurance provides benefits for partial disability and cost of living increases in payments under the policy.

Directors' Compensation

      Fee Compensation. Directors who are employees of the Company receive no fees or other compensation for services rendered as members of the board of directors of Enhance Financial. Mr. Tessler received a basic fee of $105,000 in 1998, and each other director of Enhance Financial who is not employed by the Company received a basic fee of $16,000. In addition, each such outside director who also served as chair of any committee of the board received in 1998 an additional $5,000 for all committees chaired by such director. Each outside director also received an additional $2,000 for each regular meeting of the board of directors attended plus $1,250 for each committee meeting attended which was held on a day other than a day on which the board met. No directors' fees were payable to corporate shareholders in respect of directorships occupied by their designees. All directors are reimbursed for travel and related expenses incurred in attending meetings of the board or committees.

      In March 1998, the board of directors adopted the Director Stock Ownership Plan, which, as amended, allows each outside director to elect to receive up to 100% of the aforesaid fees in the form of shares of Common Stock valued at the closing price of the Common Stock on the New York Stock Exchange on that date. Each outside director is entitled to make a new election annually for the coming year's fees.

      Non-Employee-Director Stock Option Plan. Pursuant to the Directors' Option Plan, on each December 31, each outside director of Enhance Financial or either Insurance Subsidiary is granted a non-qualified stock option to purchase 7,000 shares of Common Stock at an exercise price equal to the closing price of the Common Stock on the New York Stock Exchange on that date. There are reserved for issuance upon the exercise of options under the Directors' Option Plan 800,000 shares of Common Stock (subject to anti-dilutive adjustment), of which options for 442,666 shares were subject to outstanding options after the option grants made on December 31, 1998.

      Stock options granted under the Directors' Option Plan become exercisable as to one half the shares subject thereto on each of the first and second anniversaries of grant, subject to continuation of service on the board of directors and other terms of the stock option grants; expire on the tenth anniversary of the date of grant; are not transferable except by the laws of descent and distribution; and, accordingly, may be exercised during the life of the optionee only by the optionee or the optionee's legal representative and after the optionee's death only by the beneficiary previously designated by the optionee. The unvested portion of an outstanding stock option lapses upon the resignation or removal of the optionee from the boards of directors of Enhance Financial and the Insurance Subsidiaries.

Compensation Committee Interlocks and Insider Participation

      The persons who served as members of the Compensation and Nominating Committee during 1998 are Spencer R. Stuart (Chairman), Brenton W. Harries, David R. Markin, Richard J. Shima and Allan R. Tessler. The only person of the foregoing who is currently or has at any time been an officer or employee of the Company is Mr. Tessler, who serves as Chairman of the Board of Enhance Financial.

Non-Competition Agreements

      Messrs. Tessler, Sellers and Gross are parties to non-competition agreements with Enhance Financial prohibiting them from, among other things, competing with the Company for a period of two years following their respective cessation of employment by or service to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of March 26, 1999 by (a) each shareholder known to Enhance Financial to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock; (b) each director of Enhance Financial; (c) each of the five most highly compensated executive officers of Enhance Financial; and (d) all executive officers and directors of Enhance Financial as a group. Unless otherwise indicated, the address of each such person is c/o Enhance Financial Services Group Inc., 335 Madison Avenue, New York, New York 10017.

Name and Address                              Number of Shares (1)   Percent of Class
                                              --------------------   ----------------
Swiss Reinsurance Company                         3,400,000(2)              9.0
  Mythenquai 50/60
  8022 Zurich, Switzerland
Morgan Stanley Dean Witter & Co.                  2,773,160(3)              7.3
  1585 Broadway
  New York, New York 10036
Legg Mason, Inc.                                  2,213,235(4)              5.8
  100 Light Street
  Baltimore, Maryland 21202
Allan R. Tessler .............................      498,500(5)(6)           1.3
Wallace O. Sellers ...........................      835,800(5)(6)           2.2
Daniel Gross .................................    1,147,500(5)              2.9
Samuel Bergman ...............................      179,700(5)               *
Elaine Eisenman ..............................        9,200(5)               *
Tony M. Ettinger .............................       64,200(5)               *
Paul C. Kwiatkoski ...........................      160,490(5)               *
Brenton W. Harries ...........................       29,500(5)               *
David R. Markin ..............................      238,477(6)(7)            *
Robert P. Saltzman ...........................      127,500(6)(8)            *
Richard J. Shima .............................       25,606(6)               *

Spencer R. Stuart ............................       30,606(6)(9)            *
Adrian U. Sulzer .............................        7,500(6)               *
Frieda K. Wallison ...........................       33,772(6)               *
Jerry Wind ...................................       18,031(6)               *
All executive officers and
directors as a group                              3,776,682(10)             9.1

----------
* Less than 1%

(1) The table in this section is based upon information supplied by directors, officers, and principal shareholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to the table and subject to the community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him or her.

(2) See "Certain Relationships and Related Transactions" for information regarding an agreement between Enhance Financial and Swiss Reinsurance Company ("Swiss Re") regarding future sales and purchases by Swiss Re of voting shares of Enhance Financial.

(3) On February 10, 1999, Morgan Stanley Dean Witter & Co. ("MSDW&Co") and its wholly-owned subsidiary, Morgan Stanley Dean Witter Investment Management Limited ("DWIM") jointly filed a Schedule 13G describing their respective ownership of shares of Common Stock at December 31, 1998 as follows:
      MSDW&Co has shared voting power over 2,428,177 shares of Common Stock and shared dispositive power over 2,773,160 shares of Common Stock, and DWIM has shared voting power over 1,767,632 shares of Common Stock and shared dispositive power over 2,097,532 shares of Common Stock. Accounts managed on a discretionary basis by DWIM, are known to have the right to receive or the power to direct the receipt of proceeds for the dividends from the sale of such shares of Common Stock. No such account holds more than 5% of outstanding shares of the Common Stock.

(4) On February 16, 1999, Legg Mason, Inc. filed a Schedule 13G describing its ownership of shares of Common Stock at December 31, 1998 as follows: Legg Mason, Inc. has sole voting and dispositive power over 2,126,500 shares of Common Stock and shared voting and dispositive power over 86,735 shares of Common Stock. Such shares of Common Stock are held by various identified subsidiaries of Legg Mason, Inc. and by various of their clients, all of which have the power to dispose of the shares held by them.

(5) Includes the shares set forth in: (a) Column A below issuable to the named officer upon the exercise of currently exercisable stock options granted under Enhance Financial's employee stock option programs, and (b) Column B below owned by the named officer's spouse and children or in trusts of which such officer is a trustee (as to which shares such officer disclaims beneficial ownership).

        Name                                     A                    B
        ----                                     -                    -
        Allan R. Tessler                     43,000                4,000
        Wallace O. Sellers                  307,300              517,000
        Daniel  Gross                       727,500              204,000
        Samuel Bergman                      171,000                8,700
        Elaine J. Eisenman                    8,000                  -0-
        Tony M. Ettinger                     64,000                  -0-
        Paul C. Kwiatkoski                  121,750                  400

(6) Includes shares issuable upon the exercise of the presently exercisable portion of options granted to such director under the Directors' Option Plan, as follows: Allan R. Tessler -- 11,500 shares; Wallace O. Sellers -- 7,500 shares; Brenton W. Harries -- 27,500 shares; David R. Markin -- 27,500 shares; Robert P. Saltzman -- 7,500 shares; Richard J. Shima -- 19,500 shares; Spencer R. Stuart -- 27,500 shares; Adrian U. Sulzer -- 7,500 shares; Frieda K. Wallison -- 27,500 shares; and Jerry Wind -- 7,500 shares.

(7) Includes 200,000 shares held in a limited partnership in which Mr. Markin and his wife are the limited partners and a trust controlled by Mr. Markin is the general partner.

(8) Held in a living trust account of which Mr. Saltzman and his wife are co-trustees.

(9) Mr. Stuart's wife holds a durable power of attorney granting her joint voting and dispositive power over the shares owned by Mr. Stuart.

(10) Includes 263,666 shares issuable to the directors of Enhance Financial who are not employees of the Company (as of the date of grant) upon the exercise of the presently exercisable portion of stock options granted to them under the Directors' Option Plan; 1,702,800 shares issuable to the executive officers upon the exercise of presently exercisable options granted to them under the 1987 Incentive Plan and the 1997 Incentive Plan; and 734,100 shares owned by spouses of executive officers in trusts of which such officers are trustees or by executive officers or their spouses as custodians for their children. Such persons disclaim beneficial ownership of such shares owned by their spouses, individually or as custodians, or by such trusts.

Item 13. Certain Relationships and Related Transactions.

U S WEST

      The certificate of incorporation of Enhance Financial grants to U S WEST, Inc. ("U S WEST") the right to preclude the Company from entering into certain activities or owning an equity interest in any entity that engages in any such activity unless they are determined by U S WEST's legal counsel not to be prohibited to U S WEST and its subsidiaries under the Modification of Final Judgment (the "Judgment") entered in 1984 in connection with the settlement of the legal action entitled United States v. Western Electric Company, Inc. These activities consist of providing information services or long distance telephone service or manufacturing telecommunications equipment.

      Although the Company has not entered, and does not intend to enter, into any of the specified activities, and, accordingly, the aforesaid provision has not had, and is not expected to have, any material effect on the business of the Company, since US WEST or its subsidiaries cease to own shares of Common Stock, Enhance Financial intends to propose at the 1999 Annual Meeting of Shareholders the elimination of the aforesaid provision from the certificate of incorporation, which will require the vote of the holders of a majority of shares of Common Stock outstanding.

Swiss Re

      Enhance Financial and Swiss Re are parties to an agreement pursuant to which Swiss Re has agreed that, subject to certain exceptions, neither Swiss Re nor any of its affiliates will until the year 2006 (a) acquire, alone or as part of a group, any voting securities of Enhance Financial (or securities convertible into such voting securities) which would result in Swiss Re (together with its affiliates) or such group owning beneficially more than 15% of Enhance Financial voting securities outstanding or (b) dispose of Enhance Financial voting securities to any person or group which disposition would give such person or group beneficial ownership of or the right to acquire more than 15% of Enhance Financial voting securities outstanding.

      Pursuant to a registration rights agreement, dated October 31, 1986, as amended, between Swiss Re and Enhance Financial, Swiss Re has one demand and unlimited piggyback registration rights, subject to certain limitations. Substantially all the expenses of any future demand or piggyback registration are to be borne by Enhance Financial. The registration rights agreement contains cross-indemnification covenants by Enhance Financial, on the one hand, and Swiss Re, on the other hand, for damages sustained and expenses incurred resulting from material misstatements or omissions in connection with any such offering.

Seguradora Brasileira de Fiancas

      Since November 1997, Enhance Financial and Swiss Re have each owned 25% equity interests in Seguradora Brasileira de Fiancas which they purchased for respective initial investments of $3.3 million. It is anticipated that the Company and Swiss Re will from time to time make additional investments in such company as its capital needs may require. See Item 1. "Business - Description of Business - Other Businesses and Investments."

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

        3.1.3 Certificate of amendment to the restated certificate of incorporation of the registrant filed with the State of New York on June 3, 1998. (Incorporated by reference to Exhibit 3.3. to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 of the registrant (the "1998(Q2) Form 10-Q").)

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

        4.2.1 Credit Agreement dated as of June 30, 1998 (the "Credit Agreement"), among the registrant; Fleet National Bank, as lender, Administrative Agent and Administrator; and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch; The First National Bank of Chicago; and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders. (Incorporated by reference to Exhibit 4.2 to the 1998(Q2) Form 10-Q.)

        4.2.2 Amendment No.1 and Waiver Agreement, dated as of December 31, 1998, to the Credit Agreement.

        4.2.3 Amendment No. 2, dated as of February 15, 1999, to the Credit Agreement.

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

        10.2.2 1997 Long Term Incentive Plan for Key Employees (the "1997 Incentive Plan"). (Incorporated by reference to Exhibit 10.2.3 to the Annual Report on Form 10-K for the year ended December 31, 1997 of the registrant.)

        10.2.3 Form of option grant certificate under the 1997 Incentive Plan for options granted in December 1998.

        10.3.1 Non-Employee-Director Stock Option Plan, as amended (the "Directors' Option Plan"). (Incorporated by reference to Annex A to the definitive proxy statement of the registrant on Form 14A, as filed with the Securities and Exchange Commission on May 4, 1998.)

        10.3.2 Form of option grant certificate under the Directors' Option Plan for options granted in 1992. (Incorporated by reference to Exhibit 10.6.5 to the 1992 Registration Statement.)

        10.3.3  Director Stock Ownership Plan, as amended.

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

        10.5.6 Amendment No. 6 dated February 23, 1996 to the Registration Rights Agreement. (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-3 (File No. 333-2064) filed with the Commission on March 8, 1996 (the "1996 Registration Statement")).

        10.6 Employment agreement dated July 16, 1996 between the registrant and Arthur Dubroff. (Incorporated by reference to Exhibit 10.6 of the 1996 Form 10-K.)

        10.7    Agreement dated January 4, 1999 between the registrant and Brian
                C. Kleinberg.

        10.8 Stock purchase agreement dated February 9, 1996 among the registrant, The Manufacturers Life Insurance Company, Manulife (International) Limited and Swiss Reinsurance Company. (Incorporated by reference to Exhibit 10.1 to the 1996 Registration Statement.)

        21.1    Subsidiaries of the registrant.

        24.1    Power of Attorney. (Included on signature page of this report.)

        27      Financial Data Schedule.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

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

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1999 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        /s/ Daniel Gross
                                        ----------------------------------------
                                        Daniel Gross
                                        President and Chief Executive
                                          Officer and a director (principal
                                          executive officer)


                                        /s/ Arthur Dubroff
                                        ----------------------------------------
                                        Arthur Dubroff
                                        Executive Vice President
                                          (principal financial officer
                                           and principal accounting
                                           officer)

                                        /s/ Brenton W. Harries
                                        ----------------------------------------
                                        Brenton W. Harries
                                        Director


                                        /s/ David R. Markin
                                        ----------------------------------------
                                        David R. Markin
                                        Director


                                        /s/ Wallace O. Sellers
                                        ----------------------------------------
                                        Wallace O. Sellers
                                        Director


                                        /s/ Richard J. Shima
                                        ----------------------------------------
                                        Richard J. Shima
                                        Director


                                        /s/ Robert P. Saltzman
                                        ----------------------------------------
                                        Robert P. Saltzman
                                        Director


                                        /s/ Spencer R. Stuart
                                        ----------------------------------------
                                        Spencer R. Stuart
                                        Director


                                        /s/ Adrian U. Sulzer
                                        ----------------------------------------
                                        Adrian U. Sulzer
                                        Director


                                        /s/Allan R. Tessler
                                        ----------------------------------------
                                        Allan R. Tessler
                                        Director


                                        /s/ Frieda K. Wallison
                                        ----------------------------------------
                                        Frieda K. Wallison
                                        Director


                                        /s/ Jerry Wind
                                        ----------------------------------------
                                        Jerry Wind
                                        Director