Form 10-Q
period 1999-03-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1999-05-17
CIK 881889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) 0F THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period from ___________ to

--------------------------------------------------------------------------------

                         Commission file number 1-10967

                      ENHANCE FINANCIAL SERVICES GROUP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                    13-3333448
--------------------------------------------------------------------------------
     (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

  335 Madison Avenue, New York, New York                      10017
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (212) 983-3100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          (Former name, former address and former fiscal year, if
                         changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,999,169 shares of common stock, par value $.10 per share, as of May 12, 1999.

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      INDEX
                                                                            Page
PART I        FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - March 31, 1999 and December 31, 1998 ........    3

Consolidated Statements of Income - Three months ended March 31,
1999 and 1998 .............................................................    4

Consolidated Statement of Shareholders' Equity - Three months ended March
31, 1999 ..................................................................    5

Consolidated Statements of Cash Flows - Three months ended March 31, 1999
and 1998 ..................................................................    6

Notes to Consolidated Financial Statements ................................  7-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ......................................... 9-13

PART II OTHER INFORMATION

Item 6. Exhibits ...........................................................  13

Signature ..................................................................  14

Exhibit 27 Financial data schedules

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                               March 31, 1999   December 31, 1998
                                                               --------------   -----------------
                                                                 (unaudited)
Assets
   Investments:
     Fixed maturities, held to maturity, at amortized cost        $   189,755         $   196,768
       (market value $197,759 and $205,792)
     Fixed maturities, available for sale, at market                  736,421             694,374
       (amortized cost $705,938 and $657,644)
     Common stock, at market (cost $498)                                  839                 839
     Investment in affiliates                                          99,833              96,867
       Short-term investments                                          14,805              50,794
     Cash and cash equivalents                                         12,843               5,542
                                                                  -----------         -----------
   Total Investments                                                1,054,496           1,045,184

   Premiums and other receivables                                      31,173              35,950
   Accrued interest and dividends receivable                           13,709              15,241
   Deferred policy acquisition costs                                  107,017             103,794
   Federal income taxes recoverable                                    12,467               9,717
   Prepaid reinsurance premiums                                         5,585               7,000
   Reinsurance recoverable on unpaid losses                             2,237               2,500
   Receivable from affiliates                                          12,833              16,710
   Receivable for securities                                           34,630               9,590
   Other assets                                                        78,794              90,731
                                                                  -----------         -----------
TOTAL ASSETS                                                      $ 1,352,941         $ 1,336,417
                                                                  ===========         ===========

Liabilities and Shareholders' Equity
LIABILITIES
   Losses and loss adjustment expenses                            $    36,693         $    36,239
   Reinsurance payable on paid losses and loss adjustment               6,966               5,994
     expenses
   Deferred premium revenue                                           318,996             315,215
   Accrued profit commissions                                           2,068               2,511
   Deferred income taxes                                               75,245              79,569
   Long-term debt                                                      75,000              75,000
   Short-term debt                                                     75,777              54,290
   Payable for securities                                              38,988              11,557
   Accrued expenses and other liabilities                              47,704              49,843
   Payable to affiliates                                                   --              43,553
                                                                  -----------         -----------
TOTAL LIABILITIES                                                     677,437             673,771
                                                                  -----------         -----------

SHAREHOLDERS' EQUITY
   Common stock-$.10 par value, Authorized-100,000,000 shares,
     issued-39,900,932 and 39,812,937 shares                            3,990               3,981
   Additional paid-in capital                                         251,248             249,851
   Retained earnings                                                  434,090             418,214
   Accumulated other comprehensive income                              18,762              23,186
   Treasury stock                                                     (32,586)            (32,586)
                                                                  -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                                            675,504             662,646
                                                                  -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,352,941         $ 1,336,417
                                                                  ===========         ===========

            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (unaudited)

                                                                   Three Months Ended March 31,
                                                                       1999                1998
                                                                       ----                ----
Revenues
   Net premiums written                                           $    29,486         $    33,664
   Increase in deferred premium revenue                                (5,195)            (10,009)
                                                                  -----------         -----------
     Premiums earned                                                   24,291              23,655
   Net investment income                                               13,554              12,928
   Net realized losses                                                 (3,890)               (324)
   Assignment sales                                                     8,302              10,424
   Other income                                                         2,186               1,624
                                                                  -----------         -----------
     Total revenues                                                    44,443              48,307
                                                                  -----------         -----------

Expenses
   Losses and loss adjustment expenses                                  2,757               2,255
   Policy acquisition costs                                             8,875               8,115
   Profit commissions                                                     114                 439
   Other operating expenses - insurance                                 3,908               3,426
                            - non-insurance                            11,416               7,728
                                                                  -----------         -----------
     Total expenses                                                    27,070              21,963
                                                                  -----------         -----------

Income from operations                                                 17,373              26,344
   Equity in net income of affiliates                                   4,683               2,601
   Foreign currency gains                                                  13                  --
   Interest expense                                                    (2,444)             (1,851)
                                                                  -----------         -----------
   Income before income taxes                                          19,625              27,094
   Income tax expense                                                   1,472               7,876
                                                                  -----------         -----------
     Net income                                                   $    18,153         $    19,218
                                                                  ===========         ===========

Basic earnings per share                                          $      0.48         $      0.51
                                                                  ===========         ===========

Diluted earnings per share                                        $      0.46         $      0.49
                                                                  ===========         ===========

Basic weighted average shares outstanding                              37,919              37,476
                                                                  ===========         ===========

Diluted weighted average shares outstanding                            39,192              39,251
                                                                  ===========         ===========

            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      ENHANCE FINANCIAL SERVICES GROUP INC.
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                (in thousands except share and per share amounts)


                                                                              Outstanding Common Stock        Treasury Stock
                                                                              ------------------------      ------------------



                                                                                  Shares       Amount       Shares      Amount
                                                                                  ------       ------       ------      ------
Balance, December 31, 1998                                                     $ 39,812,937    $ 3,981     1,950,794   ($32,586)
   Comprehensive income:
     Net income for the period                                                           --         --            --         --
     Unrealized foreign currency translation adjustment (net of tax of $614)             --         --            --         --
     Unrealized gains during the period (net of tax of $1,768)                           --         --            --         --
   Total comprehensive income:                                                           --         --            --         --
   Dividends paid ($0.06 per share)                                                      --         --            --         --
   Exercise of stock options                                                         89,495          9            --         --
   Issuance of common stock                                                          (1,500)        --            --         --
                                                                                 ----------    -------     ---------   --------
Balance, March 31, 1999                                                          39,900,932    $ 3,990     1,950,794   $(32,586)
                                                                                 ==========    =======     =========   ========


                                                                                                       Accumulated
                                                                                                Other Comprehensive Income
                                                                                                --------------------------
                                                                                                                Foreign
                                                                                                                Currency
                                                                                   Additional      Unearned   Transactions
                                                                               Paid-in Capital  Compensation   Adjustments
                                                                               ---------------  ------------   -----------
Balance, December 31, 1998                                                    $ 249,851           ($ 493)       $  714
   Comprehensive income:
     Net income for the period                                                       --               --            --
     Unrealized foreign currency translation adjustment (net of tax of $614)         --               --        (1,140)
     Unrealized gains during the period (net of tax of $1,768)                       --               --            --
   Total comprehensive income:                                                       --               --            --
   Dividends paid ($0.06 per share)                                                  --               --            --
   Exercise of stock options                                                      1,397               --            --
   Issuance of common stock                                                          --               --            --
                                                                              ---------           ------        ------
Balance, March 31, 1999                                                       $ 251,248           $ (493)       $ (426)
                                                                              =========           ======        ======


                                                                                    Accumulated
                                                                             Other Comprehensive Income
                                                                             --------------------------

                                                                                    Unrealized
                                                                                  Holding Gains          Retained
                                                                                     (Losses)            Earnings      Total
                                                                                     --------            --------      -----
Balance, December 31, 1998                                                          $ 22,965           $    418,214   $662,646
   Comprehensive income:
     Net income for the period                                                            --                 18,153         --
     Unrealized foreign currency translation adjustment (net of tax of $614)              --                     --         --
     Unrealized gains during the period (net of tax of $1,768)                        (3,284)                    --         --
   Total comprehensive income:                                                            --                     --     13,729
   Dividends paid ($0.06 per share)                                                       --                 (2,277)    (2,277)
   Exercise of stock options                                                              --                     --      1,406
   Issuance of common stock                                                               --                     --         --
                                                                                    --------           ------------   --------
Balance, March 31, 1999                                                             $ 19,681           $    434,090   $675,504
                                                                                    ========           ============   ========


         See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (unaudited)

                                                                    Three Months Ended March 31,
                                                                  -------------------------------
                                                                     1999                   1998
                                                                     ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $    18,153         $    19,218
 Adjustments  to  reconcile  net  income to net cash
   provided by operating activities:
  Depreciation of fixed assets                                            226                 228
  Amortization of investments, net                                     (2,597)             (1,566)
  Loss on investments, net                                              3,890                 324
  Equity in net income of affiliates                                   (4,683)             (2,601)
  Compensation, restricted stock award program                          1,405               6,529
  Change in assets and liabilities:
    Premiums and other receivables                                      4,777              (1,918)
    Accrued interest and dividends receivable                           1,532                 338
    Accrued expenses and other liabilities                             (6,236)             (3,675)
    Deferred policy acquisition costs                                  (3,223)               (447)
    Deferred premium revenue, net                                       5,195              10,009
    Accrued profit commissions                                           (443)                439
    Losses and loss adjustment expenses, net                            1,688               2,522
    Payable to (receivable from) affiliates                           (39,676)            (30,515)
    Payable (receivable) for securities                                 2,390              (4,616)
    Other assets                                                       12,000              25,193
    Income taxes, net                                                  (3,429)              4,509
                                                                  -----------         -----------
 Net cash provided by (used in) operating activities                   (9,031)             23,971
                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                      (287)               (561)
 Proceeds from sales and maturities of investments                     92,043              30,089
 Purchase of investments                                             (134,617)            (58,881)
 Sales of short-term investments, net                                  37,575                (392)
 (Purchase) sales of other invested assets, net                        (1,586)              4,179
 Investment in affiliates                                               1,717                 (88)
                                                                  -----------         -----------
 Net cash used in investing activities                                 (5,155)            (25,654)
                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital stock                                                             --               6,529
 Short-term debt                                                       21,487                  --
 Dividends paid                                                            --              (2,064)
 Purchase of treasury stock                                                --              (5,963)
                                                                  -----------         -----------
 Net cash provided by (used in) financing activities                   21,487              (1,498)
                                                                  -----------         -----------
 Net change in cash and cash equivalents                                7,301              (3,181)
 Cash and cash equivalents, beginning of period                         5,542              21,405
                                                                  -----------         -----------
 Cash and cash equivalents, end of period                         $    12,843         $    18,224
                                                                  ===========         ===========

            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1999 AND 1998

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Rules and Regulations of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998 of Enhance Financial Services Group Inc. ("Enhance Financial").

      The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

2. DIVIDENDS DECLARED

      In March 1999, Enhance Financial declared a cash dividend of $.06 per share totaling approximately $2,277,000.

3. COMMON STOCK

      On June 26, 1998, Enhance Financial effected a two-for-one split of its common stock. An amount equal to the par value of common shares issued to effect the split was transferred from additional paid-in capital to the common stock account. This transfer has been reflected in the consolidated statement of shareholders' equity at January 1, 1998. On June 3, 1998, the Company's shareholders approved an increase in the number of shares of common stock authorized for issuance to 100 million. All references to number of common shares and to per-share information in the consolidated financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

      During the first quarter of 1999, no common stock repurchases were made by Enhance Financial.

4. COMPREHENSIVE INCOME

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

      Total comprehensive income for the three months ended March 31, 1999 and 1998 was 13.7 million and 19.1 million, respectively. Presently, other comprehensive income represents net income plus changes in unrealized gains and losses on available for sale securities, and foreign currency translation adjustments.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1999AND 1998

5. NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standard Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the Company January 1, 2000. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for a change in fair value of a derivative in earnings or other comprehensive income will depend on the intended use of the derivative and the resulting designation. Derivatives can be designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, (b) a hedge of the exposure to variable cash flow of a forecast transaction, or (c) a hedge of foreign currency exposure of a net investment in foreign operations, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. The Company is currently reviewing the impact of the implementation of SFAS No. 133 on its financial statements.

      In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principle ( the "Codification"). The Codification is intended to standardize regulatory accounting and reporting for the insurance industry and is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices, and it is uncertain when or if, the State of New York will require adoption of the Codification for the preparation of statutory financial statements. The Company has not finalized the quantification of the effects of Codification on its statutory statements.

6. INCOME TAXES

      The Company files a consolidated federal income tax return with its includable subsidiaries. Subject to the provisions of a tax sharing agreement, income tax allocation is based upon separate return calculations.

      In April 1999, the Company completed a $13.7 million purchase of a portfolio of approximately 500 residential mortgage-backed securities. The transaction was structured by Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a New York City-based joint venture, which will also manage and service the portfolio for the Company. The transaction is expected to produce significant pre-tax economic profits over the life of the acquired portfolio. Additionally, the transaction will provide ancillary benefits that will result in a lowering of the Company's effective tax rate in 1999 and beyond. The Company's effective tax rate for the first quarter of 1999 was 7.5% compared to 29.1% for the comparable period of 1998.

7. RECLASSIFICATIONS

      Certain of the 1998 amounts have been reclassified to conform to the current year presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

      The Company divides its business operations into two reportable operating segments: insurance businesses and asset-based businesses.

      The insurance businesses of the Company, which are engaged through its indirectly held subsidiaries, Enhance Reinsurance Company and Asset Guaranty Insurance Company (collectively the "Insurance Subsidiaries"), include principally the reinsurance of financial guaranties of municipal and asset-backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analyses of complex, credit-based risks. The Company's other insurance businesses involve the issuance of direct financial guaranties of smaller municipal debt obligations, trade credit reinsurance, financial institutions credit insurance (which includes excess-SIPC/excess-ICS and related type bonds) and financial responsibility bonds. Some of these other insurance businesses are conducted by Van-American Insurance Company ("Van-Am"), a Kentucky domiciled insurer which writes reclamation bonds for the coal mining industry, and surety bonds covering the closure and post-closure obligations of landfill operators. The Company has decided to end this line of business. The Company also provides surety and other credit-based insurance products through its 25% ownership of Seguradora Brasileira de Fiancas S.A.

      The Company operates its asset-based businesses primarily through its consolidated subsidiary, Singer Asset Finance Company, L.L.C. ("Singer") and a partially owned affiliate, Credit-Based Asset Servicing and Securitization
LLC ("C-BASS"). The Company's asset-based businesses include the origination, purchase, servicing and/or securitization of special assets, including lottery awards, structured settlement payments and sub-performing/non- performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-backed securities.

      The Company's revenues consist primarily of (a) premiums earned on insurance and reinsurance contracts, (b) investment income and (c) the sale of securitized lottery prizes and structured settlement payment streams.

Results of Operations

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

      Gross premiums written in the first quarter of 1999 were $29.6 million compared with $33.4 million in the same period in 1998, representing a decrease of 11.4%.

      Net premiums written decreased 12.5% to $29.5 million in the first quarter of 1999 from $33.7 million in the same period in 1998, which benefited from a large facultative reinsurance transaction. Of the Company's net premiums written in the first quarter of 1999, 37.3%, 22.7% and 40.0% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 48.3%, 16.5% and 35.2% during the same period in 1998.

      In the first quarter of 1999, municipal new-issue volume was $57.9 billion, a decline of 19.3% from the same period in 1998. The insured portion of such new issues was 50.9% and 48.8% during the first quarters of 1999 and 1998, respectively. Total municipal bond refundings in the first quarter of 1999 represented approximately 22.9% of new-issue volume, down from 33.5% for the first quarter of 1998.

      Earned premiums grew 2.5% to $24.3 million in the first quarter of 1999 from $23.7 million in the first quarter of 1998. Earned premiums from refundings contributed $2.0 million (or 8.2%) of earned premiums in the first quarter of 1999 compared to $4.4 million (or 18.6%) in the same period in 1998. Deferred premium revenue, net of prepaid reinsurance premiums, grew to $313.4 million at March 31, 1999 from $308.2 million at December 31, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Net investment income increased 5.4% to $13.6 million in the first quarter of 1999 from $12.9 million in the same period in 1998. This increase resulted primarily from the growth in the Company's fixed maturities portfolio and short-term investments from $892.9 million at March 31, 1998 to $941.0 million at March 31, 1999. The average yields on the Company's investment portfolio were 5.9% and 6.1% for the first quarters of 1999 and 1998, respectively. In addition, the Company realized $3.9 million of capital losses in the first quarter of 1999 compared with $0.3 million of capital losses in the first quarter of 1998. The 1999 capital loss includes the recognition of a $4.7 million pre-tax write down of two holdings in Commercial Financial Services, Inc. ("CFS"). CFS is currently protected under Chapter 11 of the bankruptcy code as an outgrowth of allegations of improper activities. Though CFS continues to service the debt on a current basis, the Company does not expect to recover its entire investment. The ultimate realizable amount depends on the outcome of the bankruptcy of CFS, and is therefore subject to further adjustments.

      The Company recognized revenues from disposition of assignments, through securitization and other sales, of $8.3 million in the first quarter of 1999 compared to $10.4 million in the first quarter of 1998. Incurred losses and LAE were $2.8 million in the first quarter of 1999 compared to $2.3 million for the same period of 1998.

      The Company's insurance expense ratio was 53.1% in the first quarter of 1999 compared to 50.6% in the first quarter of 1998. Non-insurance expenses increased to $11.4 million in the first quarter of 1999 from $7.7 million during the same period in 1998 reflecting the cost of reorganizing Singer's operations including large start-up expenses in its new viatical settlements product. Policy acquisition costs ("PAC") were $8.9 million and $8.1 million for the first quarters of 1999 and 1998, respectively, representing 36.5% and 34.3% of earned premiums in those respective periods.

      The Company realized income of $4.7 million from its investments in affiliates in the first quarter of 1999 compared to $2.6 million in the first quarter of 1998.

      Interest expense totaled $2.4 million and $1.9 million in the first quarters of 1999 and 1998, respectively, reflecting the increase in the Company's short-term debt outstanding.

      The Company's effective tax rate for the first quarter of 1999 was 7.5% compared to 29.1% for the 1998 first quarter as a result of the April 1999 purchase of a portfolio of residential mortgage-backed securities. As described in the notes to the unaudited financial statements, the transaction will provide auxillary benefits that will result in a lowering of the Company's effective tax rate in 1999 and beyond.

      The Company's 1999 first quarter net income decreased 5.5% to $18.2 million from $19.2 million in the first quarter of 1998. First quarter 1999 basic and diluted earnings per share decreased 5.9% and 6.1%, respectively, to $.48 and $.46 from $.51 and $.49 in the first-quarter of 1998. The decline resulted from capital losses in the first-quarter 1999 of $3.9 million, compared to capital losses of $0.3 million in the 1998 quarter.

      The diluted weighted average shares outstanding during the first quarter of 1999 was 39.2 million compared to 39.3 million during the first quarter of 1998.

      All references to number of common shares and per-share information reflect the two-for-one stock split, which was effective on June 26, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As a holding company, Enhance Financial funds the payment of its operating expenses, principal and interest on its debt obligations, dividends to its shareholders and the repurchase of common stock primarily from dividends from its wholly-owned subsidiary, Enhance Investment Corporation ("Enhance Investment"), whose ability to provide such dividends to Enhance Financial depends upon dividends and other payments from the Insurance Subsidiaries; manages cash flows associated with the Company's diversification activities and draws on its line of credit provided under the credit agreement described below. Payments of dividends to Enhance Investment by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. During the first quarter of 1999, the Insurance Subsidiaries paid $6.5 million of dividends to Enhance Investment, which paid a dividend of $6.5 million to Enhance Financial. As of March 31, 1999, the maximum amount of dividends remaining available from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities was $13.7 million.

      The Company's cash flow used for operations for the first quarter of 1999 was $9.0 million compared to cash flow provided from operations of $24.0 million for the same period in 1998. The carrying value of the Company's investment portfolio (total investments less investment in affiliates) increased to $955 million at March 31, 1999 from $948 million at December 31, 1998 principally as a result of the cash flows from operations.

      The Company maintains a credit facility providing for borrowings to be used for general corporate purposes. During the second quarter of 1998, the Company entered into a new unsecured credit agreement with four major commercial banks for up to $100 million of borrowings, an increase of $25 million over the previous agreement (which was terminated). As of March 31, 1999, the Company had $75.8 million outstanding under the credit agreement.

      In July 1996, the Company formed C-BASS, a joint venture in which each of Enhance Financial and Mortgage Guaranty Insurance Company owns a 48% interest. The Company had contributed $55.5 million to C-BASS through March 31, 1999 (including its 100% interest in Litton Loan Servicing Inc.) and expects that it will provide additional funding. In January 1998 the Company guarantied repayment of up to $25 million of the amount outstanding under a $50 million LIBOR-based unsecured revolving credit facility that C-BASS obtained from a major commercial bank. The full amount of $50 million was drawn down by C-BASS during 1998. The outstanding principal under the facility is currently due no later than July 31, 1999.

      In the first quarter of 1999, Enhance Financial declared cash dividends of $.06 per share, aggregating $2,277,062.

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

      As part of its firm-wide Year 2000 Project, the Company has established a Year 2000 Task Force consisting of senior management of the Company, led by the Chief Information Officer and the General Counsel. It has also retained an independent information technology consulting firm and outside legal counsel to provide assistance with Year 2000 readiness and has adequate staff to administer the Project. The progress of the Company's Year 2000 Project is being monitored by the Audit Committee of the board of directors.

      The Year 2000 Project covers both computer systems and infrastructure ("IT systems") as well as other systems and equipment which utilize embedded microchips ("non-IT systems"). It also considers the readiness of significant third parties on which the Company depends, such as clients, vendors and service providers. The Year 2000 Project has six phases: Project Development and Resource Mobilization, Assessment, Remediation,

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Testing, Contingency Planning and Implementation. The status of each phase is as follows. Project Development and Resource Mobilization is substantially complete. Assessment of internal IT systems and non-IT systems has proceeded through inventory and analysis of all systems deemed critical by management. Assessment of exposure to third party risks, by means of evaluation of questionnaires mailed to significant third parties is in progress. As part of its third-party due diligence, the Company is assessing the Year 2000 readiness of all major products and services purchased from vendors and service providers of IT and non-IT components and systems. Remediation and Testing of IT systems and non-IT systems are in progress, and a separate IT test environment has been established for selected applications deemed critical by management. Contingency Planning, including disaster recovery planning is in progress and will continue throughout 1999. Implementation of contingency plans will be made as and when needed. Based on the assessment of its major IT systems and non-IT systems, the Company expects that all necessary remediation and testing will be completed to insure Year 2000 readiness in all material respects.

      Since 1997, Enhance has invested in a major initiative to replace and upgrade its technology. This ongoing project addresses, among other matters, many of the Year 2000 issues of the Company's internal IT systems. The Company has expended approximately $2 million on this project, which, accordingly, includes a portion of the cost of Year 2000 readiness. Additional expenditures for Year 2000 readiness, which will be funded through operating cash flow, are expected to total approximately $1.5 million. These cost estimates are based upon currently available information and may change as the Year 2000 Project proceeds. However, the cost of Year 2000 readiness is not expected to affect materially the financial condition of the Company.

      The failure of IT systems and non-IT systems associated with cash management, servicing, communications and building facilities would in varying degrees have a material adverse effect on the Company. Such failures could disrupt the Company's ability to conduct normal business operations, including financial transactions such as payment of claims or debts, collecting or funding of receivables and selling of commercial paper. The consequences of such failures could include business interruption, lost revenue and illiquidity. The magnitude of the financial impact of such potential failures is not known at this time. The Company is continuing to consider its reasonably likely worst case Year 2000 scenarios and their potential financial impact. The Year 2000 Project includes a provision for contingency planning for systems and facilities that will generally involve processing that does not rely upon computer systems and will utilize additional staff as needed.

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

      The policies of insurance and reinsurance issued by the Company, its primary insurers and its reinsurers do not contain specific exclusions for Year 2000-related defaults. Accordingly, these policies would generally cover a default by an obligor of this type. Although the insurers would expect eventually to recover the amounts paid in claims for Year 2000-related defaults by obligors, the coincidence of several such unanticipated claims could result in short-term liquidity risk for the insurers. Management has concluded, based on its investigation to date, that the risk of losses due to Y2K readiness issues confronting the obligors insured issues which it insures and the primary insurers which it reinsures is low. Failure of a trustee or paying agent for a given insured obligation to make payment on that obligation as a result of a Year 2000-related event (or otherwise) would generally not be covered by the insurance or reinsurance policy, and no such claims are expected. Nevertheless, the Company is investigating whether its insured obligors as well as their trustees, paying agents and other related parties will be Year 2000 ready, and it will establish appropriate contingency plans based upon the results of this inquiry.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      In addition to other risks in connection with the Year 2000, general uncertainty among market participants could cause a decline in business activity and revenue in 1999 and 2000, as companies address their Year 2000 issues. The Company cannot predict the magnitude of this possible decline or the impact that it may have on its financial results for those years. However, the Company has undertaken a thorough review of third-party risks inherent in Year 2000 issues, and it is working with the industry group allied with its core business to identify and address credit and other business issues related to Year 2000. The Company is also assessing potential effects of unexpected failures in local, national or international systems, including power, communication and transportation systems, on which the normal conduct of business depends, and it will establish contingency plans to deal with such failures, although there can be no assurance that such plans can be effective in such circumstances, especially in the case of widespread economic disruption.

      Management believes, based upon its investigation to date, that the Company will be substantially Year 2000 ready on or before December 31, 1999. However, there can be no assurance, due to the uncertain nature of potential Year 2000 problems and the Company's lack of control over some of them, especially the readiness of third parties, that all Year 2000 issues will be foreseen and corrected in a timely fashion. Failure of the efforts by the Company or certain third parties to be Year 2000 ready could result in the disruption of the Company's normal business activities or in unanticipated claims upon the Company, either of which could have a material adverse effect. Management is assessing the need to increase its liquidity, from various sources, in order to meet unanticipated demand for the claims payment.


Part II: Other Information

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 6. Exhibits and reports on Form 8-K

      (a)   Exhibits

            Exhibit 27. Financial data schedules.

      (b)   Reports on Form 8-K

            None.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by tbe undersigned thereunto duly authorized.

Date: May 17, 1999                     ENHANCE FINANCIAL SERVICES GROUP INC.

                                       By: /s/ Arthur Dubroff
                                       -----------------------------------------
                                           Arthur Dubroff
                                           Executive Vice President (duly
                                           authorized officer) and Principal
                                           Financial Officer