Form 10-Q
period 1999-06-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1999-08-13
CIK 881889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) 0F THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,035,954 shares of common stock, par value $.10 per share, as of August 10, 1999.

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I        FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - June 30, 1999 and December 31, 1998....................    3

Consolidated Statements of Income - Six months ended June 30, 1999 and 1998 .........    4

Consolidated Statement of Shareholders' Equity - Six months ended June 30, 1999 .....    5

Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998..        6

Notes to Consolidated Financial Statements ..........................................   7-8

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...............................................   9-14

PART II OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Security Holders...........................   15

Item 6. Exhibits ....................................................................   15

Signature ...........................................................................   16

Exhibit 3.1.      Restated certificate of incorporation
Exhibit 4.2.4.    Third Amendment to the Credit Agreement (Amending and Restating Credit
                  Agreement)
Exhibit 10.2.2.   1997 Long-Term Incentive Plan for Key Employees, as amended and restated as of June 3, 1999
Exhibit 27.       Financial data schedules

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                               June 30, 1999    December 31, 1998
                                                                (unaudited)
Assets
   Investments:
     Fixed maturities, held to maturity, at amortized cost
       (market value $186,824 and $205,792)                     $   181,230       $   196,768
     Fixed maturities, available for sale, at market
       (amortized cost $722,015 and $657,644)                       727,918           694,374
     Common stock, at market (cost $498)                                839               839
     Investment in affiliates                                       110,170            96,867
     Short-term investments                                          38,138            50,794
     Cash and cash equivalents                                        5,929             5,542
                                                                -----------       -----------
Total Investments                                                 1,064,224         1,045,184

   Premiums and other receivables                                    29,426            35,950
   Accrued interest and dividends receivable                         17,791            15,241
   Deferred policy acquisition costs                                113,021           103,794
   Federal income taxes recoverable                                   5,933             9,717
   Prepaid reinsurance premiums                                       5,293             7,000
   Reinsurance recoverable on unpaid losses                           2,256             2,500
   Receivable from affiliates                                        20,798            16,710
   Receivable for securities                                           --               9,590
   Other assets                                                     135,313            90,731
                                                                -----------       -----------
TOTAL ASSETS                                                    $ 1,394,055       $ 1,336,417
                                                                ===========       ===========

Liabilities and Shareholders' Equity
LIABILITIES
   Losses and loss adjustment expenses                          $    36,750       $    36,239
   Reinsurance payable on paid losses
      and loss adjustment expenses                                    7,085             5,994
   Deferred premium revenue                                         327,541           315,215
   Accrued profit commissions                                         2,253             2,511
   Deferred income taxes                                             71,692            79,569
   Long-term debt                                                    75,000            75,000
   Short-term debt                                                   99,646            54,290
   Payable for securities                                              --              11,557
   Accrued expenses and other liabilities                            69,990            49,843
   Payable to affiliates                                             22,654            43,553
                                                                -----------       -----------
TOTAL LIABILITIES                                                   712,611           673,771
                                                                -----------       -----------

SHAREHOLDERS' EQUITY
   Common stock-$.10 par value, Authorized-100,000,000
      shares, issued-39,957,748 and 39,812,937 shares                 3,996             3,981
   Additional paid-in capital                                       251,873           249,851
   Retained earnings                                                455,304           418,214
   Accumulated other comprehensive income                             2,857            23,186
   Treasury stock                                                   (32,586)          (32,586)
                                                                -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                          681,444           662,646
                                                                -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 1,394,055       $ 1,336,417
                                                                ===========       ===========

            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (unaudited)

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                        --------                      --------
                                                   1999           1998           1999           1998
                                                 --------       --------       --------       --------
REVENUES
   Net premiums written                          $ 34,944       $ 27,299       $ 64,430       $ 60,963
   Increase in deferred premium revenue            (8,838)        (2,912)       (14,033)       (12,921)
                                                 --------       --------       --------       --------
     Premiums earned                               26,106         24,387         50,397         48,042
   Net investment income                           13,934         13,311         27,488         26,239
   Net realized gains/(losses) on sale of
     investments                                     (450)           301         (4,340)           (23)
   Assignment sales                                 8,004         12,047         16,306         22,471
   Other income                                     4,025          1,377          6,211          3,001
                                                 --------       --------       --------       --------
     Total revenues                                51,619         51,423         96,062         99,730

EXPENSES
   Losses and loss adjustment expenses              2,629          1,612          5,386          3,867
   Policy acquisition costs                         9,232          8,553         18,107         16,668
   Profit commissions                                 442            365            556            804
   Other operating expenses - insurance             4,294          3,251          8,202          6,677
                            - non-insurance        15,002         10,961         26,418         18,689
                                                 --------       --------       --------       --------
        Total expenses                             31,599         24,742         58,669         46,705
                                                 --------       --------       --------       --------

Income from operations                             20,020         26,681         37,393         53,025
   Equity in net income of affiliates               7,883          3,797         12,566          6,398
   Foreign currency losses                            (19)            (9)            (6)            (9)
   Interest expense                                (2,484)        (2,211)        (4,928)        (4,062)
                                                 --------       --------       --------       --------
   Income before income taxes                      25,400         28,258         45,025         55,352
   Income tax expense                               1,905          7,724          3,377         15,600
                                                 --------       --------       --------       --------
     Net income                                  $ 23,495       $ 20,534       $ 41,648       $ 39,752
                                                 ========       ========       ========       ========

Basic earnings per share                         $   0.62       $   0.55       $   1.10       $   1.06
                                                 ========       ========       ========       ========

Diluted earnings per share                       $   0.60       $   0.52       $   1.07       $   1.01
                                                 ========       ========       ========       ========

Basic weighted average shares outstanding          37,992         37,555         37,955         37,516
                                                 ========       ========       ========       ========

Diluted weighted average shares outstanding        38,990         39,396         39,096         39,330
                                                 ========       ========       ========       ========

            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                (In thousands except share and per share amounts)
                                   (unaudited)

                                                            Outstanding Common
                                                                  Stock                 Treasury Stock
                                                         -----------------------   -----------------------
                                                                                                               Additional
                                                                                                                Paid-in
                                                           Shares       Amount       Shares       Amount        Capital
                                                         ----------   ----------   ----------   ----------    ----------
Balance, December 31, 1998                               39,812,937   $    3,981    1,950,794   ($  32,586)   $  249,851
    Comprehensive income:
      Net income for the period                                --           --           --           --            --
      Unrealized foreign currency translation
         adjustment (net of tax of $613)                       --           --           --           --            --
      Unrealized losses during the period
        (net of tax of $11,852)                                --           --           --           --            --
      Reclassification adjustment for realized losses
         included in net income (net of tax of $1,519)         --           --           --           --            --
    Total comprehensive income                                 --           --           --           --            --
    Dividends paid ($0.12 per share)                           --           --           --           --            --
    Exercise of stock options                               144,811           15         --           --           2,022
                                                         ----------   ----------   ----------   ----------    ----------
Balance, June 30, 1999                                   39,957,748   $    3,996    1,950,794   $  (32,586)   $  251,873
                                                         ==========   ==========   ==========   ==========    ==========

                                                                       Accumulated
                                                                Other Comprehensive Income
                                                         --------------------------------------
                                                                        Foreign
                                                                        Currency     Unrealized
                                                          Unearned     Translation     Gains        Retained
                                                        Compensation   Adjustment     (Losses)      Earnings        Total
                                                         ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1998                               ($     493)   $      714    $   22,965    $  418,214    $  662,646
    Comprehensive income:
      Net income for the period                                --            --            --          41,648          --
      Unrealized foreign currency translation
         adjustment (net of tax of $613)                       --          (1,139)         --            --            --
      Unrealized losses during the period
        (net of tax of $11,852)                                --            --         (22,011)         --            --
      Reclassification adjustment for realized losses
         included in net income (net of tax of $1,519)         --            --           2,821          --            --
    Total comprehensive income                                 --            --            --            --          21,319
    Dividends paid ($0.12 per share)                           --            --            --          (4,558)       (4,558)
    Exercise of stock options                                  --            --            --            --           2,037
                                                         ----------    ----------    ----------    ----------    ----------
Balance, June 30, 1999                                   $     (493)   $     (425)   $    3,775    $  455,304    $  681,444
                                                         ==========    ==========    ==========    ==========    ==========

            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                   1999         1998
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $  41,648    $  39,752
 Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization, net                                (4,109)      (5,235)
  Loss on sale of investments, net                                   4,340           23
  Equity in net income of affiliates                               (12,566)      (6,398)
  Change in assets and liabilities:
    Premiums and other receivables                                   6,524       (1,656)
    Accrued interest and dividends receivable                       (2,550)      (1,731)
    Accrued expenses and other liabilities                          20,147      (21,716)
    Deferred policy acquisition costs                               (9,227)      (2,160)
    Deferred premium revenue, net                                   14,033       12,920
    Accrued profit commissions                                        (258)      (1,205)
    Losses and loss adjustment expenses, net                         1,846        6,149
    Payable to (receivable from) affiliates                        (24,987)     (16,518)
    Payable (receivable) for securities                             (1,967)      (3,778)
    Other assets                                                   (30,862)      34,295
    Income taxes, net                                                6,377        9,906
                                                                 ---------    ---------
Net cash provided by operating activities                            8,389       42,648
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                 (2,977)        (472)
 Proceeds from sales and maturities of investments                 235,739      155,318
 Purchase of investments                                          (280,038)    (205,837)
 Purchase of partnership interests                                 (13,720)        --
 Sales of short-term investments, net                               12,656       19,867
 (Purchase) of other invested assets, net                               --       (1,128)
 Investment in affiliates                                           (2,497)     (15,092)
                                                                 ---------    ---------
Net cash used in investing activities                              (50,837)     (47,344)
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital stock                                                       2,037        7,283
 Short-term debt                                                    45,356       20,000
 Dividends paid                                                     (4,558)      (4,130)
 Purchase of treasury stock                                           --        (11,472)
                                                                 ---------    ---------
Net cash provided by financing activities                           42,835       11,681
                                                                 ---------    ---------
Net change in cash and cash equivalents                                387       (6,985)
 Cash and cash equivalents, beginning of period                      5,542       21,405
                                                                 ---------    ---------
Cash and cash equivalents, end of period                         $   5,929    $  28,390
                                                                 =========    =========

            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1999 AND 1998

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

         The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

2. DIVIDENDS DECLARED

         In the first six months of 1999, Enhance Financial declared and paid cash dividends of $.12 per share totaling approximately $4,558,000.

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

         During the first six months of 1999, no common stock repurchases were made by Enhance Financial.

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

         Total comprehensive income for the six months ended June 30, 1999 and 1998 was $21.3 million and $41.1 million, respectively. Presently, other comprehensive income represents net income plus changes in unrealized gains and losses on available for sale securities and foreign currency translation adjustments.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1999AND 1998

5. NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standard Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the Company January 1, 2001. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for a change in fair value of a derivative in earnings or other comprehensive income will depend on the intended use of the derivative and the resulting designation. Derivatives can be designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, (b) a hedge of the exposure to variable cash flow of a forecast transaction, or (c) a hedge of foreign currency exposure of a net investment in foreign operations, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction.

         In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification is intended to standardize regulatory accounting and reporting for the insurance industry and is proposed to become effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices, and it is uncertain when or if, the State of New York will require adoption of the Codification for the preparation of statutory financial statements. The Company has not finalized the quantification of the effects of Codification on its statutory statements.

6. INCOME TAXES

         The Company files a consolidated federal income tax return with its includable subsidiaries. Subject to the provisions of a tax sharing agreement, income tax allocation is based upon separate return calculations.

         In April 8, 1999, the Company completed a $13,720,000 purchase of a portfolio of approximately 500 residential mortgage-backed securities. The transaction was structured by Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a New York City-based joint venture, which will also manage and service the portfolio for the Company. The purchase price was financed by a short-term credit arrangement of $10,290,000. As of June 30, 1999, the balance of outstanding debt related to such arrangement was $8,646,000. The transaction is expected to produce significant pre-tax economic profits over the life of the acquired portfolio. Additionally, the transaction will provide ancillary benefits that will result in a lowering of the Company's effective tax rate in 1999 and beyond. The Company's effective tax rate for the first six months of 1999 was 7.5% compared to 28.2% for the comparable period of 1998.

         The investment in the portfolio is carried at amortized cost and is classified on the balance sheet with other assets.

7. RECLASSIFICATIONS

Certain of the 1998 amounts have been reclassified to conform to the current year presentation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company divides its business operations into two reportable operating segments: insurance businesses and asset-based businesses.

         The insurance businesses of the Company, which are engaged through its indirectly held subsidiaries, Enhance Reinsurance Company and Asset Guaranty Insurance Company (collectively the "Insurance Subsidiaries"), include principally the reinsurance of financial guaranties of municipal and asset-backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analyses of complex, credit-based risks. The Company's other insurance businesses involve the issuance of direct financial guaranties of smaller municipal debt obligations, trade credit reinsurance, financial institutions credit insurance (which includes excess-SIPC/excess-ICS and related type bonds) and financial responsibility bonds. Some of these other insurance businesses are conducted by Van-American Insurance Company ("Van-Am"), a Kentucky domiciled insurer which writes reclamation bonds for the coal mining industry, and surety bonds covering the closure and post-closure obligations of landfill operators. The Company has decided to exit this line of business. The Company also provides surety and other credit-based insurance products through its 25% ownership of Seguradora Brasileira de Fiancas S.A.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30 , 1999 VS. THREE MONTHS ENDED JUNE 30 , 1998

         Gross premiums written in the second quarter of 1999 were $35.1 million compared with $27.7 million in the same period in 1998, representing an increase of 26.9%.

         Net premiums written increased 28.0% to $34.9 million in the second quarter of 1999 from $27.3 million in the same period in 1998. Of the Company's net premiums written in the second quarter of 1999, 33.9%, 20.7% and 45.4% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 46.9%, 19.1% and 34.0% during the same period in 1998.

         In the second quarter of 1999, municipal new-issue volume was $52.5 billion, a decline of 33.2% from the same period in 1998. The insured portion of such new issues was 42.7% and 49.5% during the second quarters of 1999 and 1998, respectively. Total municipal bond refundings in the second quarter of 1999 represented approximately 16.3% of new-issue volume, down from 25.8% for the first quarter of 1998.

         Earned premiums grew 7.0% to $26.1 million in the second quarter of 1999 from $24.4 million in the second quarter of 1998. Earned premiums from refundings contributed 3.0 million (or 11.5%) of earned premiums in the second quarter of 1999 compared to $3.5 million (or 14.4%) in the same period in 1998. Deferred premium revenue, net of prepaid reinsurance premiums, grew to $322.2 million at June 30, 1999 from $308.2 million at December 31, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Net investment income increased 4.7% to $13.9 million in the second quarter of 1999 from $13.3 million in the same period in 1998. This increase resulted primarily from the growth in the Company's fixed maturities portfolio from $870.9 million at June 30, 1998 to $909.1 million at June 30, 1999. The average yields on the Company's investment portfolio were 5.95% and 6.14% for the second quarters of 1999 and 1998, respectively. In addition, the Company realized $0.5 million of capital losses in the second quarter of 1999 compared with $0.3 million of capital gains in the second quarter of 1998.

         The Company recognized revenues from disposition of assignments, through securitization and other sales, of $8.0 million in the second quarter of 1999 compared to $12.0 million in the second quarter of 1998.

         Incurred losses and LAE were $2.6 million in the second quarter of 1999 compared to $1.6 million for the same period of 1998.

         The Company's insurance expense ratio was 53.5% in the second quarter of 1999 compared to 49.9% in the second quarter of 1998. Non-insurance expenses increased to $15.0 million in the second quarter of 1999 from $11.0 million during the same period in 1998 reflecting the cost of reorganizing Singer's operations including significant start-up expenses in its new viatical settlements product. Policy acquisition costs ("PAC") were $9.2 million and $8.6 million for the second quarters of 1999 and 1998, respectively, representing 35.4% and 35.1% of earned premiums in those respective periods.

         The Company realized income of $7.9 million from its investments in affiliates in the second quarter of 1999 compared to $3.8 million in the second quarter of 1998.

         Interest expense totaled $2.5 million and $2.2 million in the second quarters of 1999 and 1998, respectively, reflecting the increase in the Company's short-term debt outstanding.

         The Company's effective tax rate for the second quarter of 1999 was 7.5% compared to 27.3% for the 1998 second quarter as a result of the April 1999 purchase of a portfolio of residential mortgage-backed securities. As described in the notes to the unaudited financial statements, the transaction will provide ancillary benefits that will result in a lowering of the Company's effective tax rate in 1999 and beyond.

         The Company's 1999 second quarter net income increased 14.4% to $23.5 million from $20.5 million in the second quarter of 1998. Second quarter 1999 basic and diluted earnings per share increased 12.7% and 15.4%, respectively, to $.62 and $.60 from $.55 and $.52 in the same period of 1998.

         The diluted weighted average shares outstanding during the second quarter of 1999 was 39.0 million compared to 39.4 million during the second quarter of 1998.

         All references to number of common shares and per-share information reflect the two-for-one stock split, which was effective on June 26, 1998.

SIX MONTHS ENDED JUNE 30 , 1999 VS. SIX MONTHS ENDED JUNE 30 , 1998

         Gross premiums written in the first six months of 1999 were $64.7 million compared with $61.1 million in the same period in 1998, representing an increase of 5.9%.

         Net premiums written increased 5.7% to $64.4 million in the first six months of 1999 from $61.0 million in the same period in 1998. Of the Company's net premiums written in the first six months of 1999, 35.4%, 21.6% and 43.0% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 47.6%, 17.7% and 34.7% during the same period in 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         In the first six months of 1999, municipal new-issue volume was $115.7 billion, a decline of 23.0% from the same period in 1998. The insured portion of such new issues was 47.0% and 49.2% during the first six months of 1999 and 1998, respectively. Total municipal bond refundings in the first six months of 1999 represented approximately 20.4% of new-issue volume, down from 29.5% for the first six months of 1998.

         Earned premiums grew 4.9% to $50.4 million in the first six months of 1999 from $48.0 million in the first six months of 1998. Earned premiums from refundings contributed $5.0 million (or 9.9%) of earned premiums in the first six months of 1999 compared to $7.9 million (or 16.5%) in the same period in 1998.

         Net investment income increased 4.8% to $27.5 million in the first six months of 1999 from $26.2 million in the same period in 1998. This increase resulted primarily from the growth in the Company's fixed maturities portfolio from $870.9 million at June 30, 1998 to $909.1 million at June 30, 1999. The average yields on the Company's investment portfolio were 5.87% and 6.15% for the first six months of 1999 and 1998, respectively. In addition, the Company realized $4.3 million of capital losses in the first six months of 1999 compared with $.02 million of capital losses in the first six months of 1998. The 1999 capital loss includes the recognition of a $4.7 million pre-tax write down of two asset-backed securities serviced by Commercial Financial Services, Inc. ("CFS"), which were purchased by the Company in December 1997 for $6.1 million. CFS is currently protected under Chapter 11 of the bankruptcy code as an outgrowth of allegations of improper activities. Though CFS continues to service the debt on a current basis, the Company does not expect to recover its entire investment. The ultimate realizable amount depends on the outcome of the bankruptcy of CFS, and is therefore subject to further adjustments.

         The Company recognized revenues from disposition of assignments, through securitization and other sales, of $16.3 million in the first six months of 1999 compared to $22.5 million in the first six months of 1998.

         Incurred losses and LAE were $5.4 million in the first six months of 1999 compared to $3.9 million for the same period of 1998.

         The Company's insurance expense ratio was 53.3% in the first six months of 1999 compared to 50.3% in the first six months of 1998. Non-insurance expenses increased to $26.4 million in the first six months of 1999 from $18.7 million during the same period in 1998 reflecting the cost of reorganizing Singer's operations including large start-up expenses in its new viatical settlements product. Policy acquisition costs ("PAC") were $18.1 million and $16.7 million for the first six months of 1999 and 1998, respectively, representing 35.9% and 34.7% of earned premiums in those respective periods.

         The Company realized income of $12.6 million from its investments in affiliates in the first six months of 1999 compared to $6.4 million in the first six months of 1998.

         Interest expense totaled $4.9 million and $4.1 million in the first six months of 1999 and 1998, respectively, reflecting the increase in the Company's short-term debt outstanding.

         The Company's effective tax rate for the first six months of 1999 was 7.5% compared to 28.2% for the same period of 1998 as a result of the April 1999 purchase of a portfolio of residential mortgage-backed securities. As described in the notes to the unaudited financial statements, the transaction will provide ancillary benefits that will result in a lowering of the Company's effective tax rate in 1999 and beyond.

         The Company's 1999 first six-months net income increased 4.8% to $41.7 million from $39.8 million in the first six months of 1998. Basic and diluted earnings per share increased 3.8% and 5.9%, respectively, to $1.10 and $1.07 in the first six months of 1999 from $1.06 and $1.01 for the same period of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The diluted weighted average shares outstanding during the first six months of 1999 was 39.1 million compared to 39.3 million during the same period of 1998.

         All references to number of common shares and per-share information reflect the two-for-one stock split, which was effective on June 26, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As a holding company, Enhance Financial funds the payment of its operating expenses, principal and interest on its debt obligations, dividends to its shareholders and the repurchase of common stock primarily from dividends from its wholly-owned subsidiary, Enhance Investment Corporation ("Enhance Investment"), whose ability to provide such dividends to Enhance Financial depends upon dividends and other payments from the Insurance Subsidiaries; manages cash flows associated with the Company's diversification activities and draws on its line of credit provided under the credit agreement described below. Payments of dividends to Enhance Investment by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. During the first six months of 1999, the Insurance Subsidiaries paid $13 million of dividends to Enhance Investment, which paid a dividend of $6.5 million to Enhance Financial in March 1999 and a dividend of $6.45 million to Enhance Financial in June 1999. As of June 30, 1999, the maximum amount of dividends remaining available from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities was $13.3 million.

         The Company's cash flow provided from operations for the first six months of 1999 was $8.4 million compared to cash flow provided from operations of $42.6 million for the same period in 1998. The carrying value of the Company's investment portfolio (total investments less investment in affiliates) increased to $954 million at June 30, 1999 from $948 million at December 31, 1998 principally as a result of cash flows from insurance operations.

         The Company maintains a credit facility providing for borrowings to be used for general corporate purposes. During the second quarter of 1998, the Company entered into a new unsecured credit agreement with four major commercial banks for up to $100 million of borrowings, an increase of $25 million over the previous agreement (which was terminated). As of June 30, 1999, the Company had $91 million outstanding under the credit agreement.

         In July 1996, the Company formed C-BASS, a joint venture in which each of Enhance Financial and Mortgage Guaranty Insurance Company ("MGIC") owns approximately a 48% interest. Enhance Financial has contributed $55.5 million to C-BASS through June 30, 1999 (including its 100% interest in Litton Loan Servicing Inc.) and expects that it will provide additional funding. In January 1998 Enhance Financial guarantied repayment of up to $25 million of the amount outstanding under a $50 million LIBOR-based unsecured revolving credit facility that C-BASS obtained from a major commercial bank. As of June 30, 1999, the outstanding principal balance under the facility was $20 million, with Enhance Financial guaranteeing $10 million of such amount. The outstanding principal and interest under the facility was repaid in full in July 1999, prior to its due date of July 31, 1999, thereby effectively terminating the facility and Enhance Financial's repayment guarantee.

         In December 1998, the Company formed Sherman Financial Group, LLC ("Sherman"), a joint venture in which each of the Company and MGIC own a 45.5% interest. Enhance Financial has contributed approximately $2.0 million to Sherman through June 30, 1999 and is obligated to contribute an additional $6.5 million in cash to Sherman as and when needed by Sherman. In addition, Enhance is obligated to contribute the equity in the subsidiaries of Alegis Group Inc. to Sherman after certain regulatory requirements have been satisfied. The Company expects that it will provide additional funding. In May, 1999, Enhance Financial guarantied repayment of up to 50% of the amount outstanding under a $50 million revolving credit facility that Sherman obtained from a major commercial bank. As of June 30, 1999, the outstanding principal balance under the facility was $23 million, with Enhance Financial guaranteeing $11.5 million of such amount.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         In the first six months of 1999, Enhance Financial declared and paid cash dividends of $.12 per share, aggregating $4.6 million.

YEAR 2000

         As the Year 2000 approaches, Enhance Financial, including its insurance subsidiaries, Enhance Reinsurance Company and Asset Guaranty Insurance Company, is assessing the Company's potential exposure to the so called "millenium bug" and the effects the century date change may have on its electronic systems and those of its significant business partners. Since certain computer programs were written using two digits rather than four to define the applicable year, computing devices and systems may recognize a date using the two digits "00" as 1900 rather than the year 2000. Those that do not recognize a date correctly could generate erroneous data and/or cause systems to fail.

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

         The Year 2000 Project covers both computer systems and infrastructure ("IT systems") as well as other systems and equipment which utilize embedded microchips ("non-IT systems"). It also considers the readiness of significant third parties on which the Company depends, such as clients, vendors and service providers. The Year 2000 Project has several interrelated phases. The status of each phase is as follows.. PROJECT DEVELOPMENT AND RESOURCE MOBILIZATION is substantially complete. ASSESSMENT of internal IT systems and non-IT systems and exposure to third party risks is substantially complete. As part of its third-party due diligence, the Company has assessed the Year 2000 readiness of all major products and services purchased from vendors and service providers of IT and non-IT components and systems. REMEDIATION AND TESTING of IT systems and non-IT systems are in progress, and a separate IT test environment has been established for selected applications deemed critical by management. Based on the assessment of its major IT systems and non-IT systems, Enhance Financial expects that all necessary remediation and testing will be completed to insure Year 2000 readiness in all material respects. CONTINGENCY PLANNING, including disaster recovery planning is in progress and will continue throughout 1999. IMPLEMENTATION of contingency plans will be made as and when needed.

         Since 1997, Enhance Financial has invested in a major initiative to replace and upgrade its technology. This ongoing project addresses, among other matters, many of the Year 2000 issues of the Company's internal IT systems. The Company has expended approximately $2 million on this project, which, accordingly, includes a portion of the cost of Year 2000 readiness. Additional expenditures for Year 2000 readiness, which will be funded through operating cash flow, are expected to total approximately $1.5 million. These cost estimates are based upon currently available information and may change as the Year 2000 Project proceeds. However, the cost of Year 2000 readiness is not expected to affect materially the financial condition of the Company.

         The failure of IT systems and non-IT systems associated with cash management, servicing, communications and building facilities would in varying degrees have a material adverse effect on the Company. Such failures could disrupt the Company's ability to conduct normal business operations, including financial transactions such as payment of claims or debts, collecting or funding of receivables and selling of commercial paper. The consequences of such failures could include business interruption, lost revenue and illiquidity. The magnitude of the financial impact of such potential failures is not known. The Company is continuing to consider its reasonably likely worst case Year 2000 scenarios and their potential financial impact. The Year 2000 Project includes a provision for contingency planning for systems and facilities that will generally involve processing that does not rely upon computer systems and will utilize additional staff as needed.

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

         The policies of insurance and reinsurance issued by the insurance subsidiaries of Enhance Financial, their primary insurers and their reinsurers do not contain specific exclusions for Year 2000-related defaults. Accordingly, these policies would generally cover a default by an obligor of this type. Although the insurers would expect eventually to recover the amounts paid in claims for Year 2000-related defaults by obligors, the coincidence of several such unanticipated claims could result in short-term liquidity risk for the insurers. Failure of a trustee or paying agent for a given insured obligation to make payment on that obligation as a result of a Year 2000-related event (or otherwise) would generally not be covered by the insurance or reinsurance policy, and no such claims are expected.

         In addition to other risks in connection with the Year 2000, general uncertainty among market participants could cause a decline in business activity and revenue in 1999 and 2000, as companies address their Year 2000 issues. Enhance Financial cannot predict the magnitude of this possible decline or the impact that it may have on its financial results for those years. However, Enhance Financial has undertaken a thorough review of third-party risks inherent in Year 2000 issues, and it is working with the industry group allied with its core business to identify and address credit and other business issues related to Year 2000. Enhance Financial is also assessing potential effects of unexpected failures in local, national or international systems, including power, communication and transportation systems, on which the normal conduct of business depends, and it will establish contingency plans to deal with such failures, although there can be no assurance that such plans can be effective in such circumstances, especially in the case of widespread economic disruption.

         Management believes, based upon its investigation to date, that Enhance Financial will be substantially Year 2000 ready on or before December 31, 1999. However, there can be no assurance, due to the uncertain nature of potential Year 2000 problems and Enhance Financial's lack of control over some of them, especially the readiness of third parties, that all Year 2000 issues will be foreseen and corrected in a timely fashion. Failure of the efforts by Enhance Financial or certain third parties to be Year 2000 ready could result in the disruption of Enhance Financial's normal business activities or in unanticipated claims upon Enhance Financial, either of which could have a material adverse effect. Management is assessing the need to increase its liquidity, from various sources, in order to meet unanticipated demand for the claim payments.

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 3, 1999, the registrant held an annual meeting of shareholders, at which the shareholders voted as indicated on the following proposals:

         (a)      The election of the following persons as directors:

                  Name                       For                  Withheld
                  ----                       ---                  --------
               Daniel Gross              32,940,463                458,018
               Brenton W. Harries        32,977,559                420,922
               David R. Markin           32,941,363                457,118
               Jay A. Novik              32,979,899                418,582
               Robert P. Saltzman        32,978,549                419,932
               Wallace O. Sellers        32,977,449                421,032
               Richard J. Shima          32,979,899                418,582
               Spencer R. Stuart         32,977,559                420,922
               Allan R. Tessler          32,976,799                421,682
               Frieda K. Wallison        32,977,999                420,482
               Jerry Wind                32,977,799                420,682

         (b) The proposed amendment to the restated certificate of incorporation, as amended, of the registrant to delete therefrom certain restrictions on the permitted scope of its activities was approved by the shareholders by a vote of 30,564,471 in favor, 60,206 against and 39,700 abstaining;

         (c) The proposed amendment to the 1997 Long-Term Incentive Plan for Key Employees to increase the number of shares of common stock, par value $.10 per share, reserved for grants thereunder to an aggregate of 5,000,000 shares was approved by the shareholders by a vote of 16,624,055 in favor, 13,964,316 against and 76,006 abstaining;

         (d) The appointment of Deloitte & Touche LLP as the registrant's outside auditor for fiscal year 1999 was ratified by a vote of 33,112, 237 in favor, 260,140 against and 26,104 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit 3.1. Restated certificate of incorporation of the registrant filed with the State of New York on July 7, 1999.

         Exhibit 4.2.4.    Third Amendment to the Credit Agreement
                           (Amending and Restating Credit Agreement) among the registrant, Fleet National Bank as lender, swingline bank and as agent for the Banks, and The Bank of New York, The First National Bank of Chicago, and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders

         Exhibit 10.2.2. 1997 Long-Term Incentive Plan for Key Employees, as amended and restated as of June 3, 1999.

         Exhibit 27.       Financial data schedules.

         (b)      Reports on Form 8-K. None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 1999                   ENHANCE FINANCIAL SERVICES GROUP INC.


                                        By: /s/ ARTHUR DUBROFF
                                            ------------------------------------

                                             Arthur Dubroff
                                             Executive Vice President (duly
                                             authorized officer) and Principal
                                             Financial Officer