Form 10-K405/A
period 1998-12-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1999-10-29
CIK 881889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K/A

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


      On March 29, 1999, Moody's advised the Company that it had placed on review for possible downgrade both the Aaa insurance financial strength rating of Enhance Re and the Aa3 senior long-term debt rating of Enhance Financial. Moody's explained that this action with respect to Enhance Re's rating was based on the possible increased risk and strain to Enhance Re resulting from the Company's diversification and on the increasing competition in the reinsurance industry. Moody's explained this action with respect to Enhance Financial's debt rating was based on the Company's diversification into what Moody's described as higher-return non-insurance businesses with risk characteristics that are distinct from the Company's traditional financial guaranty activities. On August 17, 1999, Moody's announced that it had downgraded the senior long-term debt rating of Enhance Financial from Aa3 to A2 and downgraded the insurance financial strength of Enhance Re from Aaa to Aa2. See "Description of Business -- Rating Agencies" in this section.


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


      As of December 31, 1998, Enhance Financial owned an indirect 36.5% equity interest in Exporters Insurance Company Ltd. ("Exporters"), an insurer of domestic and foreign trade receivables for multinational companies. While Enhance Financial's equity interest in Exporters represents 54% of the voting interest, Enhance Financial believes that it does not control Exporters. The Company provides significant reinsurance capacity to this joint venture on a proportional quota-share basis.


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
                                                     =====        =====        =====


      The incurred loss and paid loss information presented above is classified as "current year" and "prior year" based upon the year in which the related reinsurance contract or insurance policy was underwritten. Therefore, amounts presented as "net incurred related to prior years" are not indicative of redundancies or deficiences in total reserves held as of prior year ends. During the years ended December 31, 1998, 1997 and 1996, the actual adverse (redundant) development of reserves held as of prior year ends was $(0.2) million, $1.5 million and $0.5 million, respectively.


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

Investments and Investment Policy


      The Company's investment portfolio, consisting of municipal bonds, mortgage-backed securities, corporate bonds and privately-placed securities is managed with a view to maximizing after-tax income. As of December 31, 1998, 58.2% of the portfolio is managed internally, while the remaining 41.8% is allocated to four external specialty managers. All investments are guided by the Company's general investment objectives and policies, including guidelines relating to average maturities and quality, which are periodically reviewed and revised as appropriate. The investment policies are designed to achieve diversification of the portfolio. Investments are almost entirely fixed income securities, with a mix of taxable and tax-exempt investments looking to maximize the net income of the Company.

      The Company generally limits its investment in municipal debt of issuers whose obligations it insures or reinsures ("Overlapping Investments"). However, given the increasing percentage of high-grade municipal debt obligations that are insured and the Company's significant market share in the insurance and reinsurance of municipal debt obligations, a portion of the Company's investment portfolio consists of Overlapping Investments. It is the Company's policy to comply with any and all state regulatory requirements that govern such Overlapping Investments, and such regulations have been incorporated into the Company's investment guidelines.

      The Company may from time to time be required to invest funds prior to receiving current reinsurance exposure data from its primary insurers, which is generally provided quarterly. The Company assures compliance with its investment guidelines through periodic reviews of its investment portfolio, promptly selling such Overlapping Investments as may be necessary to bring its investment portfolio into compliance with such guidelines based on updated insurance and reinsurance exposure data.

      Specifically, the Company's investment guidelines require, among other things, that (a) no single investment represent greater than 10% of the Company's admitted assets (as determined in accordance with statutory accounting principles) and (b) investments in securities of any one entity not exceed 3% percent of the Company's admitted assets as of the prior year end. As of December 31, 1998, such limits for Enhance Re were $67.2 million and $20.2 million, respectively and for Asset Guaranty were $23.9 million and $7.2 million, respectively.

      As of December 31, 1998, the Company had an aggregate investment in Overlapping Investments of $154.0 million, representing 0.2% of the Company's $75.7 billion total insurance exposure as of such date.

      The Company also complies with insurance risk exposure limits for any single insured in accordance with the Insurance Law. At December 31, 1998, such limits were $311.5 million for Enhance Re and $91.0 million for Asset Guaranty. It is the Company's policy to review its investment portfolio in light of these limits, and if the sum of the insurance risk exposure plus the investment portfolio exposure of a single issuer exceeds the statutory limit for insurance risk exposure, the Company reviews its investment portfolio of such issuer for any necessary remedial action with respect to the Overlapping Investments.

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


      The Company internally manages and controls invested assets representing 58.2% of the carrying value of the investment portfolio at December 31, 1998. The Company intends to hold 20.8% (based on carrying value) of its invested assets to maturity, and, accordingly, in accordance with SFAS No. 115, they are accounted for on an amortized cost basis.


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
                                                          ------

                                                               As of December 31, 1998
                                                  ---------------------------------------------
                                                                               Weighted Average
       Investment Category (1)                      Carrying Value (2)             Yield (3)
       -----------------------                    ---------------------            ---------
                                                  (Dollars in millions)
Fixed maturities, available for sale
   Municipal obligations - tax exempt .....              $520.7                      5.60%
   Mortgage-backed securities .............                95.0                      7.09
   Corporate securities ...................                48.4                      7.09
   Foreign securities .....................                26.7                      5.81
   U.S. Government obligations ............                 3.6                      6.30
                                                         ------
     Total ................................              $694.4                      5.93%
                                                         ------


Short-term investments ..................                  50.8                      4.30
Common stocks ...........................                   0.8                      8.57
                                                         ------
     Total Investments ..................                $942.8                      6.33%
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

      On March 29, 1999, Moody's advised the Company that it had placed on review for possible downgrade both the Aaa insurance financial strength rating of Enhance Re and the Aa3 senior long-term debt rating of Enhance Financial. Moody's explained that this action with respect to Enhance Re's rating was based on the possible increased risk and strain to Enhance Re resulting from the Company's diversification and on the increasing competition in the reinsurance industry. Moody's explained that this action with respect to Enhance Financial's debt rating was based on the Company's diversification into what characteristics that are distinct from the Company's traditional financial guaranty activities. On August 17, 1999, Moody's announced that it had downgraded the senior long-term debt rating of Enhance Financial from Aa3 to A2 and downgraded the insurance financial strength of Enhance Re from Aaa to Aa2.


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

                                                            Year Ended December 31,
                                    ------------------------------------------------------------------------
                                    1998             1997             1996             1995             1994
                                    ----             ----             ----             ----             ----
                                               (Dollars in millions except per share amounts)
Statement of Income Data:
Gross premiums
written ..................        $ 130.4          $ 108.2          $  98.6          $  87.2          $  85.1
Net premiums written .....          129.3            100.5             95.7             83.0             80.7
Premiums earned ..........          102.3             85.4             77.4             63.0             61.8
Assignment sales .........           45.4             29.2               --               --               --
Net realized gains
(losses) on sale
of investments ...........            2.4              0.7              4.0              3.5             (5.8)
Net investment income (1)            53.4             50.6             47.5             44.2             38.2
Total revenues ...........          207.5            170.4            131.6            112.5             95.7
Income before income
taxes ....................          112.8             94.0             76.4             63.8             32.7
Net income ...............           82.5             68.8             55.7             47.3             26.6


Basic earnings per
share ....................           2.20             1.86             1.56             1.36              .75
Diluted earnings per
share ....................           2.10             1.78             1.52             1.36              .75
Selected Financial
Ratios(2)
Loss ratio ...............           10.1%            11.4%            11.9%            15.1%            37.0%


Insurance Expense
ratio ....................           48.6%            50.3%            49.2%            50.9%            55.5%
Combined ratio ...........           58.7%            61.7%            61.1%            66.0%            92.5%

                                                                 Year Ended December 31,
                                    ---------------------------------------------------------------------------
                                      1998             1997            1996             1995             1994
                                      ----             ----            ----             ----             ----
                                                   (Dollars in millions except per share amounts)

Balance Sheet Data:
Investment portfolio(3) ....        $ 948.3          $ 875.9          $ 797.1          $ 749.2          $ 639.9
Total assets ...............        1,336.4          1,147.5            983.4            886.0            749.4
Deferred premium revenue ...          308.2            281.3            266.2            248.1            227.9
Total liabilities ..........          673.8            566.1            495.1            462.0            389.1
Total shareholders'
equity .....................          662.6            581.4            488.3            423.9            360.3

Book value per
share ......................          17.50            15.55            13.52            12.30            10.23
Statutory Basis Reserves(4):
Contingency reserves .......        $ 207.9          $ 171.7          $ 149.8          $ 120.8          $  98.6
Policyholders' surplus .....          324.2            324.2            312.0            294.5            287.6
                                    -------          -------          -------          -------          -------
Qualified statutory
capital ....................          532.1            495.9            461.8            415.3            386.2
Unearned premiums ..........          381.6            345.7            323.2            298.2            269.8
Losses and LAE reserves ....           30.8             22.5             17.7             22.0             19.5
                                    -------          -------          -------          -------          -------
Total policyholders'
reserves ...................        $ 944.5          $ 864.1          $ 802.7          $ 735.5          $ 675.5
                                    =======          =======          =======          =======          =======

Leverage ratio(5) ..........          142:1            130:1            122:1            128:1            124:1


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

      (4) Represents the combined financial position of the Insurance Subsidiaries presented on a statutory basis.

      (5) Represents the quotient derived by dividing net insurance in force by qualified statutory capital.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      The Company divides its business operations into two reportable operating segments: insurance businesses and asset-based businesses.


      The insurance businesses, which are engaged through the Insurance Subsidiaries, include principally the reinsurance of financial guaranties of municipal and asset backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analyses of complex, credit-based risks. The Company's other insurance businesses involve the issuance of direct financial guaranties of smaller municipal debt obligations, trade credit reinsurance, financial institutions, credit insurance and financial responsibility bonds. Some of these other insurance businesses are conducted by Van-American Insurance Company ("Van-Am"), a Kentucky domiciled insurer which writes reclamation bonds for the coal mining industry, and surety bonds covering the closure and post-closure obligations of landfill operators. The Company also provides surety and other credit-related insurance products through its 25% ownership of Seguradora Brasileira de Fiancas S.A.


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
                                                      ======              ======


      The Company's other insurance lines include direct municipal bond insurance, trade credit reinsurance, surety, excess-SIPC/excess-ICS and other surety lines. Net premiums written from these businesses have grown from $18.3 million (21.1%) in 1993 to $48.7 million (37.7%) in 1998. The Company expects that these other insurance lines will continue to contribute a significant component of its premium revenues. In connection with certain of its other insurance lines, the Company underwrites with the anticipation of higher loss levels than those associated with its core municipal and non-municipal reinsurance business. The Company takes into account these higher loss levels in determining appropriate premium rates.


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


      The Company realized income of $14.1 million from its investments in affiliates in 1998 compared to $8.8 million in 1997 due to continued growth in the Company's asset-based businesses.


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


      The per-share increases were offset, in part, by the higher weighted average outstanding shares in 1997 following the issuance of 1,006,228 shares by Enhance Financial to acquire its partner's 50% interest in Singer and 598,992 shares in connection with the exercise of employee stock options, partially offset by the repurchase of 355,850 shares.


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


      In 1995, Enhance Financial acquired a 50% joint venture interest in Singer. In 1997 Enhance Financial acquired the remaining 50% of Singer in a series of all-stock transactions. Enhance Financial issued 1,006,228 shares of its common stock in connection with the 1997 transactions.

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

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

             ENHANCE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES


                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 37

Consolidated Balance Sheets as of December 31, 1998
and 1997                                                                     38

Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996                                        39

Consolidated Statements of Shareholders' Equity for
the Years Ended December 31, 1998, 1997 and 1996                             40

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1998, 1997 and 1996                                       41

Notes to Consolidated Financial Statements                                   42


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


Deloitte & Touche LLP
March 19, 1999
New York, New York

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                  December 31,       December 31,
                                                                      1998               1997
                                                                      ----               ----


Assets
  Investments:
    Fixed maturities, held to maturity, at amortized cost        $   196,768         $   210,436
      (market value $205,792 and $219,763)
    Fixed maturities available for sale, at market                   694,374             608,077
      (amortized cost $657,644 and $577,388)
    Common stock - at market (cost $498)                                 839                 833
    Short-term investments                                            50,794              50,827
                                                                 -----------         -----------
      Total Investments                                              942,775             870,173

  Investment in affiliates                                            96,867              38,862
  Cash and cash equivalents                                            5,542               5,686
  Federal income taxes recoverable                                     9,717               3,366
  Premiums and other receivables                                      35,950              29,958
  Accrued interest and dividends receivable                           15,241              12,959
  Deferred policy acquisition costs                                  103,794              95,645
  Prepaid reinsurance premiums                                         7,000               6,281
  Reinsurance recoverable on unpaid losses                             2,500               2,688
  Receivable from affiliates                                          16,710              10,640
  Receivable for securities                                            9,590                 702
  Other assets                                                        90,731              70,549
                                                                 -----------         -----------
      Total Assets                                               $ 1,336,417         $ 1,147,509
                                                                 ===========         ===========


Liabilities and Shareholders' Equity
  Liabilities
    Losses and loss adjustment expenses                          $    36,239         $    33,675
    Reinsurance payable on paid losses and loss
      adjustment expenses                                              5,994               3,479
    Deferred premium revenue                                         315,215             287,535
    Accrued profit commissions                                         2,511               3,768
    Deferred income taxes                                             79,569              64,680
    Long-term debt                                                    75,000              75,000
    Short-term debt                                                   54,290              43,500
    Payable for securities                                            11,557               5,318
    Accrued expenses and other liabilities                            49,843              41,144
    Payable to affiliates                                             43,553               8,017
                                                                 -----------         -----------
        Total Liabilities                                        $   673,771         $   566,116
                                                                 -----------         -----------

  Shareholders' Equity
    Common stock - $.10 par value
      Authorized - 100,000,000 shares
      Issued - 39,812,937 and  38,671,870 shares                 $     3,981         $     3,867
    Additional paid-in capital                                       249,851             228,507
    Retained earnings                                                418,214             344,402
    Accumulated other comprehensive income                            23,186              19,396
    Treasury stock                                                   (32,586)            (14,779)
                                                                 -----------         -----------

        Total Shareholders' Equity                               $   662,646         $   581,393
                                                                 -----------         -----------
        Total Liabilities and Shareholders' Equity               $ 1,336,417         $ 1,147,509
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

Consolidation

The accompanying financial statements include the accounts of Enhance Financial, EIC, the Insurance Subsidiaries, Singer, Van-Am and EnRe Bermuda (collectively the "Company"). All significant intercompany accounts and transactions, and intercompany profits and losses, have been eliminated. Investments in immaterial wholly-owned subsidiaries and in investments in which the Company owns from 20% to 50% of those companies are accounted for in accordance with the equity method of accounting (see Note 5).


Investments


In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities," management classifies all securities at the time of purchase as "held to maturity" or "available for sale." Fixed maturity securities held to maturity are those securities which the Company intends and has the ability to hold until maturity and are carried at amortized cost. There were no sales or transfers of securities classified as held-to-maturity for the years ended December 31, 1998, 1997 and 1996. All other fixed maturity securities are classified as available for sale and carried at fair value. Unrealized gains and losses, net of taxes, on the available for sale portfolio are charged or credited to accumulated other comprehensive income.


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


The percentage of assumed premiums written as a part of net premiums written for the years ended December 31, 1998, 1997 and 1996 was 77.3%, 82.3% and 85.3%,
respectively.


Assignment Sales


The Company acquires financial assets from individuals, including the rights to receive lottery awards and structured settlement payments, and securitizes these payment streams. The Company recognizes revenue from assignment sales in accordance with the requirements of SFAS 125.

Through the securitization process, the Company transfers control over such financial assets and recognizes income to the extent that net sale proceeds upon such transfer of control exceeds amounts paid to individuals, after deducting commissions and other fees paid to third parties.


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

Losses and Loss Adjustment Expenses ("LAE")


Reserves for losses and LAE in the financial guaranty business are established based on the Company's best estimate of specific and non-specific losses, including expenses associated with settlement of such losses, on its insured and reinsured obligations. The Company's estimation of total reserves considers known defaults, reports and individual loss estimates reported by primary insurers and annual increases in the total net par amount outstanding of the Company's insured obligations ($75.7 billion, as of December 31, 1998). The Company records a specific provision for losses and related LAE when reported by primary insurers or when, in the Company's opinion, an insured risk is in default or a default is probable and the amount of the loss is reasonably estimable. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the Company's ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. The non-specific reserves represent the Company's best estimate of total reserves, less provisions for specific reserves. Generally, when a case basis reserve is established or adjusted, a corresponding adjustment is made to the non-specific reserve. The Company discounts certain financial guaranty liabilities at annual rates ranging from 5.14% to 6.36%. These discounted liabilities at December 31,1998 and 1997 were $17.5 million and $19.0 million, respectively, net of discounts of $11.0 million and $2.5 million, respectively.

Reserves for losses and LAE for the Company's other lines of business, primarily trade credit reinsurance, are based on reports and individual loss estimates received from ceding companies, net of anticipated estimated recoveries under salvage and subrogation rights. In addition, a liability is included for losses and LAE incurred but not reported.

The Company periodically evaluates its estimates for losses and LAE and may adjust such reserves based on the Company's actual loss experience, mix of business and economic conditions. Changes in total estimates for losses and LAE are reflected in current earnings. The Company believes that its total reserves for losses and LAE are adequate to cover the ultimate cost of all claims net of reinsurance recoveries. However, the reserves are based on estimates of losses and LAE, and there can be no assurance that the ultimate liability of the Company will not exceed such estimates.


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

Note 5 - Investment in Affiliates


The Company owns 360,000 shares of EIC Corporation Ltd. ("EIC"), an insurance holding company which, through its wholly-owned insurance subsidiary licensed in Bermuda, insures foreign trade receivables. The Company's investment represented an equity interest of approximately 41% at the date of acquisition and approximately 36.5% at December 31, 1998. The Company accounts for its investment in EIC in accordance with the equity method of accounting, as the control of EIC does not rest with the Company.


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

All options are exercisable at the option price, being the fair value of the stock at the date of grant. The board of directors has authorized a maximum of 9,900,000 shares of common stock to be awarded as options, of which 6,055,604 options for shares (net of expirations and cancellations) had been awarded as of December 31, 1998. Information regarding activity in the option programs follows:


                                                                                      Weighted
                                                             Option Price Per      Average Exercise
          1998 Options                 Number of Shares            Share               Price
          ------------                 ----------------            -----               -----
Outstanding at beginning of year          5,635,108         $ 7.25  - $29.062         $14.81
Granted - Employees                       1,168,980         $24.937 - $34.281          25.49
        - Directors                          91,000              $30.00                30.00
Exercised                                  (666,374)        $  7.25 - $20.75            9.89
Expired or canceled                        (173,110)        $  8.00 - $28.813          24.07
                                          ---------
Outstanding at year-end                   6,055,604         $  7.25 - $34.281          17.38
                                          ---------
Exercisable at year-end - Employees       3,234,202         $  7.25 - $28.844          12.21
                        - Directors         306,166         $ 8.563 - $29.75           14.46

                                                                                      Weighted
                                                             Option Price Per      Average Exercise
          1997 Options                 Number of Shares            Share               Price
          ------------                 ----------------            -----               -----
Outstanding at beginning of year          5,106,220         $ 7.25  - $18.25          $10.91
Granted - Employees                       1,220,374         $19.44  - $28.844          27.21
        - Directors                          91,000              $29.75                29.75
Exercised                                  (598,792)        $ 7.25  - $17.00            9.47
Expired or canceled                        (183,694)        $ 8.00  - $19.44           13.36
                                          ---------
Outstanding at year-end                   5,635,108         $ 7.25  - $29.75           14.81
                                          ---------
Exercisable at year-end - Employees       3,117,688         $ 7.25  - $19.44           10.27
                        - Directors         256,666         $ 8.56  - $18.25           11.07

                                                                                      Weighted
                                                             Option Price Per      Average Exercise
          1996 Options                 Number of Shares            Share               Price
          ------------                 ----------------            -----               -----
Outstanding at beginning of year          4,831,442         $ 7.25  - $13.31          $ 9.61
Granted - Employees                         800,220         $13.44  - $17.00           16.54
        - Directors                          52,000              $18.25                18.25
Exercised                                 (462,550)         $ 7.25  - $10.13            8.18
Expired or canceled                       (114,892)         $ 8.00  - $11.94           10.55
                                          --------
Outstanding at year-end                   5,106,220         $ 7.25  - $18.25           10.91
                                          --------
Exercisable at year-end - Employees       2,642,914         $ 7.25  - $11.94            9.61
                        - Directors         286,666         $ 8.26  - $13.31            9.96
                        Options Outstanding                                   Options Exercisable
                        -------------------                                   -------------------
                                        Weighted
                      Number             Average         Weighted            Number            Weighted
                    Outstanding         Remaining        Average          Exercisable          Average
   Range of         at December         Contract         Exercise         at December          Exercise
Exercise Prices      31, 1998             Life            Price            31, 1998             Price
---------------      --------             ----            -----            --------             -----
$ 7.00 - $10.50      2,161,125            4.6            $ 9.05            2,161,125           $ 9.05
$11.00 - $19.50      1,497,380            7.5             14.48            1,029,165            14.16
$20.00 - $34.25      2,397,099            9.5             26.69              350,078            27.94
                     ---------                                             ---------
                     6,055,604                                             3,540,368
                     =========                                             =========


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
                                        =========    ========    ========


Note 15 - Major Customers

The Company derives a substantial portion of its premium writings from a small number of primary insurers. The following table states the percentage of gross premiums written for the years ended December 31, 1998, 1997 and 1996 for the Company's four most significant primary insurers:

   For year ended
    December 31,       Insurer #1      Insurer# 2     Insurer# 3     Insurer# 4
   ------------        ----------      ----------     ----------     ----------
       1998                19%            19%            19%             5%
       1997                25%            16%             9%             4%
       1996                24%            14%            12%             7%

This customer concentration results from the small number of primary insurance companies which are licensed to write financial guaranty insurance. Prior years' data has been restated to give retroactive effect to mergers between our primary insurers.

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
                                         =======         =======         =======


The incurred loss and paid loss information presented above is classified as "current year" and "prior year" based upon the year in which the related reinsurance contract or insurance policy was underwritten. Therefore, amounts presented as "net incurred related to prior years" are not indicative of redundancies or deficiencies in total reserves held as of prior year ends. During the years ended December 31, 1998, 1997 and 1996, the actual adverse(redundant) development of reserves held as of prior year ends was $(0.2) million, $1.5 million and $0.5 million, respectively.

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

      Although the Company has not entered, and does not intend to enter, into any of the specified activities, and, accordingly, the aforesaid provision has not had, and is not expected to have, any material effect on the business of the Company, since US WEST or its subsidiaries cease to own shares of Common Stock, Enhance Financial intends to propose at the 1999 Annual Meeting of Shareholders the elimination of the aforesaid provision from the certificate of incorporation, which will require the vote of the holders of a majority of shares of Common Stock outstanding. At the 1999 Annual Meeting of Shareholders held on June 3, 1999, the shareholders of Enhance Financial approved the elimination of the aforesaid provision from the certificate of incorporation and the certificate of incorporation of Enhance Financial was amended on July 7, 1999.


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


        4.2.2   Amendment No.1 and Waiver Agreement, dated as of
                December 31, 1998, to the Credit Agreement. (Incorporated by reference to Exhibit 4.2.2 to the Annual Report on Form 10-K for the year ended December 31, 1998 of the registrant as filed with the Securities and Exchange Commission on March 31, 1999 (the "1998 10-K).)

        4.2.3 Amendment No. 2, dated as of February 15, 1999, to the Credit Agreement. (Incorporated by reference to Exhibit 4.2.3 to the 1998 10-K.)


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


        10.2.3 Form of option grant certificate under the 1997 Incentive Plan for options granted in December 1998. (Incorporated by reference to Exhibit 10.2.3 to the 1998 10-K.)


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


        10.3.3 Director Stock Ownership Plan, as amended. (Incorporated by reference to Exhibit 10.3.3 to the 1998 10-K.)


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


        10.7    Agreement dated January 4, 1999 between the registrant and Brian
                C. Kleinberg. (Incorporated by reference to Exhibit 10.7 to the 1998 10-K.)


        10.8 Stock purchase agreement dated February 9, 1996 among the registrant, The Manufacturers Life Insurance Company, Manulife (International) Limited and Swiss Reinsurance Company. (Incorporated by reference to Exhibit 10.1 to the 1996 Registration Statement.)


        21.1 Subsidiaries of the registrant. (Incorporated by reference to Exhibit 21.1 to the 1998 10-K.)

        24.1    Power of Attorney. (Included on signature pages to the 1998
                10-K.)


        27      Financial Data Schedule.

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 1999.


                                        ENHANCE FINANCIAL SERVICES GROUP INC.


                                        By: /s/ Daniel Gross
                                           -------------------------------------
                                           Daniel Gross
                                           President and Chief Executive Officer



      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on October 28, 1999 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



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



                                        /s/ Richard J. Dunn
                                        ----------------------------------------
                                        Richard J. Dunn
                                        Executive Vice President
                                          (principal financial officer
                                           and principal accounting
                                           officer)

                                        *
                                        ----------------------------------------
                                        Brenton W. Harries
                                        Director


                                        *
                                        ----------------------------------------
                                        David R. Markin
                                        Director


                                        *
                                        ----------------------------------------
                                        Wallace O. Sellers
                                        Director


                                        *
                                        ----------------------------------------
                                        Richard J. Shima
                                        Director


                                        *
                                        ----------------------------------------
                                        Robert P. Saltzman
                                        Director


                                        *
                                        ----------------------------------------
                                        Spencer R. Stuart
                                        Director


                                        *
                                        ----------------------------------------
                                        Allan R. Tessler
                                        Director


                                        *
                                        ----------------------------------------
                                        Frieda K. Wallison
                                        Director


                                        *
                                        ----------------------------------------
                                        Jerry Wind
                                        Director


                                        *By: /s/ Samuel Bergman
                                        -------------------------------------
                                        Samuel Bergman
                                        Attorney-in-Fact