Form 10-Q/A
period 1999-06-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1999-10-29
CIK 881889

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 1999 and December 31, 1998 .......      3

Consolidated Statements of Income - Six months ended June 30, 1999
and 1998 ................................................................      4

Consolidated Statement of Shareholders' Equity - Six months ended
June 30, 1999 ...........................................................      5

Consolidated Statements of Cash Flows - Six months ended June 30,
1999 and 1998 ...........................................................      6

Notes to Consolidated Financial Statements ..............................   7-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .......................................  11-17

PART II OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Security Holders ..............     18

Item 6. Exhibits ........................................................     18

Signature ...............................................................     19

Exhibit 3.1.      Restated certificate of incorporation                        *
Exhibit 4.2.4.    Third Amendment to the Credit Agreement (Amending
                  and Restating Credit Agreement)                              *
Exhibit 10.2.2.   1997 Long-Term Incentive Plan for Key Employees,
                  as amended and restated as of June 3, 1999                   *
Exhibit 27        Financial data schedules                                     *

* Previously filed

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                            June 30, 1999    December 31, 1998
                                                             (unaudited)
Assets
   Investments:
     Fixed maturities, held to maturity, at amortized cost
         (market value $186,824 and $205,792)                $   181,230        $   196,768
     Fixed maturities, available for sale, at market
         (amortized cost $722,015 and $657,644)                  727,918            694,374
     Common stock, at market (cost $498)                             839                839
     Short-term investments                                       38,138             50,794
                                                             -----------        -----------
Total Investments                                                948,125            942,775

   Investment in affiliates                                      110,170             96,867
   Cash and cash equivalents                                       5,929              5,542
   Premiums and other receivables                                 29,426             35,950
   Accrued interest and dividends receivable                      17,791             15,241
   Deferred policy acquisition costs                             113,021            103,794
   Federal income taxes recoverable                                5,933              9,717
   Prepaid reinsurance premiums                                    5,293              7,000
   Reinsurance recoverable on unpaid losses                        2,256              2,500
   Receivable from affiliates                                     20,798             16,710
   Receivable for securities                                          --              9,590
   Other assets                                                  135,313             90,731
                                                             -----------        -----------
TOTAL ASSETS                                                 $ 1,394,055        $ 1,336,417
                                                             ===========        ===========

Liabilities and Shareholders' Equity
LIABILITIES
   Losses and loss adjustment expenses                       $    36,750        $    36,239
   Reinsurance payable on paid losses
      and loss adjustment expenses                                 7,085              5,994
   Deferred premium revenue                                      327,541            315,215
   Accrued profit commissions                                      2,253              2,511
   Deferred income taxes                                          71,692             79,569
   Long-term debt                                                 75,000             75,000
   Short-term debt                                                99,646             54,290
   Payable for securities                                             --             11,557
   Accrued expenses and other liabilities                         69,990             49,843
   Payable to affiliates                                          22,654             43,553
                                                             -----------        -----------
TOTAL LIABILITIES                                                712,611            673,771
                                                             -----------        -----------

SHAREHOLDERS' EQUITY
   Common stock-$.10 par value, Authorized-100,000,000
      shares, issued-39,957,748 and 39,812,937 shares              3,996              3,981
   Additional paid-in capital                                    251,873            249,851
   Retained earnings                                             455,304            418,214
   Accumulated other comprehensive income                          2,857             23,186
   Treasury stock                                                (32,586)           (32,586)
                                                             -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                                       681,444            662,646
                                                             -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 1,394,055        $ 1,336,417
                                                             ===========        ===========

           See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (unaudited)

                                                         Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                              --------                --------
                                                          1999        1998        1999        1998
                                                          ----        ----        ----        ----
Revenues
   Net premiums written                                 $ 34,944    $ 27,299    $ 64,430    $ 60,963
   Increase in deferred premium revenue                   (8,838)     (2,912)    (14,033)    (12,921)
                                                        --------    --------    --------    --------
      Premiums earned                                     26,106      24,387      50,397      48,042
   Net investment income                                  13,934      13,311      27,488      26,239

   Net realized gains/(losses) on sale of investments       (450)        301      (4,340)        (23)
   Assignment sales                                        8,004      12,047      16,306      22,471
   Other income                                            4,025       1,377       6,211       3,001
                                                        --------    --------    --------    --------
      Total revenues                                      51,619      51,423      96,062      99,730
                                                        --------    --------    --------    --------

Expenses
   Losses and loss adjustment expenses                     2,629       1,612       5,386       3,867
   Policy acquisition costs                                9,232       8,553      18,107      16,668
   Profit commissions                                        442         365         556         804
   Other operating expenses - insurance                    4,294       3,251       8,202       6,677
                            - non-insurance               15,002      10,961      26,418      18,689
                                                        --------    --------    --------    --------
         Total expenses                                   31,599      24,742      58,669      46,705
                                                        --------    --------    --------    --------

Income from operations                                    20,020      26,681      37,393      53,025
   Equity in net income of affiliates                      7,883       3,797      12,566       6,398
   Foreign currency losses                                   (19)         (9)         (6)         (9)
   Interest expense                                       (2,484)     (2,211)     (4,928)     (4,062)
                                                        --------    --------    --------    --------
   Income before income taxes                             25,400      28,258      45,025      55,352
   Income tax expense                                      1,905       7,724       3,377      15,600
                                                        --------    --------    --------    --------
      Net income                                        $ 23,495    $ 20,534    $ 41,648    $ 39,752
                                                        ========    ========    ========    ========

Basic earnings per share                                $   0.62    $   0.55    $   1.10    $   1.06
                                                        ========    ========    ========    ========

Diluted earnings per share                              $   0.60    $   0.52    $   1.07    $   1.01
                                                        ========    ========    ========    ========

Basic weighted average shares outstanding                 37,992      37,555      37,955      37,516
                                                        ========    ========    ========    ========

Diluted weighted average shares outstanding               38,990      39,396      39,096      39,330
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
                                   (unaudited)

                                                   Outstanding Common
                                                         Stock                Treasury Stock
                                                -----------------------   -----------------------

                                                                                                     Additional
                                                                                                       Paid-in
                                                  Shares       Amount       Shares       Amount        Capital
                                                  ------       ------       ------       ------        -------
Balance,  December 31, 1998                     39,812,937   $    3,981    1,950,794   $  (32,586)   $  249,851
  Comprehensive income:
     Net income for the period                          --           --           --           --            --
     Unrealized foreign currency translation
        adjustment (net of tax of $613)                 --           --           --           --            --
     Unrealized losses during the period
        (net of tax of $11,852)                         --           --           --           --            --
     Reclassification adjustment for realized
        losses included in net income (net of
        tax of $1,519)                                  --           --           --           --            --
  Total comprehensive income                            --           --           --           --            --
  Dividends paid ($0.12 per share)                      --           --           --           --            --
  Exercise of stock options                        144,811           15           --           --         2,022
                                                ----------   ----------   ----------   ----------    ----------
Balance, June 30, 1999                          39,957,748   $    3,996    1,950,794   $  (32,586)   $  251,873
                                                ==========   ==========   ==========   ==========    ==========

                                                              Accumulated
                                                       Other Comprehensive Income
                                                -----------------------------------------
                                                                 Foreign
                                                                Currency
                                                  Unearned    Translation    Unrealized     Retained
                                                Compensation   Adjustment  Gains (Losses)   Earnings       Total
                                                ------------   ----------  --------------   --------       -----
Balance,  December 31, 1998                      $     (493)   $      714    $   22,965    $  418,214    $  662,646
  Comprehensive income:
     Net income for the period                           --            --            --        41,648            --
     Unrealized foreign currency translation
        adjustment (net of tax of $613)                  --        (1,139)           --            --            --
     Unrealized losses during the period
        (net of tax of $11,852)                          --            --       (22,011)           --            --
     Reclassification adjustment for realized
        losses included in net income (net of
        tax of $1,519)                                   --            --         2,821            --            --
  Total comprehensive income                             --            --            --            --        21,319
  Dividends paid ($0.12 per share)                       --            --            --        (4,558)       (4,558)
  Exercise of stock options                              --            --            --            --         2,037
                                                 ----------    ----------    ----------    ----------    ----------
Balance, June 30, 1999                           $     (493)   $     (425)   $    3,775    $  455,304    $  681,444
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

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1999         1998
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $  41,648    $  39,752
 Adjustments  to  reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization, net                       (4,109)      (5,235)
  Loss on sale of investments, net                          4,340           23
  Equity in net income of affiliates                      (12,566)      (6,398)
  Change in assets and liabilities:
    Premiums and other receivables                          6,524       (1,656)
    Accrued interest and dividends receivable              (2,550)      (1,731)
    Accrued expenses and other liabilities                 20,147      (21,716)
    Deferred policy acquisition costs                      (9,227)      (2,160)
    Deferred premium revenue, net                          14,033       12,920
    Accrued profit commissions                               (258)      (1,205)
    Losses and loss adjustment expenses, net                1,846        6,149
    Payable to (receivable from) affiliates               (24,987)     (16,518)
    Payable (receivable) for securities                    (1,967)      (3,778)
    Other assets                                          (30,862)      34,295
    Income taxes, net                                       6,377        9,906
                                                        ---------    ---------
Net cash provided by  operating activities                  8,389       42,648
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                        (2,977)        (472)
 Proceeds from sales and maturities of investments        235,739      155,318
 Purchase of investments                                 (280,038)    (205,837)
 Purchase of partnership interests                        (13,720)          --
 Sales of short-term investments, net                      12,656       19,867
 (Purchase) of other invested assets, net                      --       (1,128)
 Investment in affiliates                                  (2,497)     (15,092)
                                                        ---------    ---------
Net cash used in investing activities                     (50,837)     (47,344)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital stock                                              2,037        7,283
 Short-term debt                                           45,356       20,000
 Dividends paid                                            (4,558)      (4,130)
 Purchase of treasury stock                                    --      (11,472)
                                                        ---------    ---------
Net cash provided by financing activities                  42,835       11,681
                                                        ---------    ---------
Net change in cash and cash equivalents                       387       (6,985)
 Cash and cash equivalents, beginning of period             5,542       21,405
                                                        ---------    ---------
Cash and cash equivalents, end of period                $   5,929    $  28,390
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

      In April 8, 1999, the Company completed a $13,720,000 purchase of a portfolio of approximately 500 residential mortgage-backed securities. The transaction was structured by Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a New York City-based joint venture, which will also manage and service the portfolio for the Company. The purchase price was financed by a short-term credit arrangement of $10,290,000. As of June 30, 1999, the balance of outstanding debt related to such arrangement was $8,646,000. The transaction is expected to produce significant pre-tax economic profits over the life of the acquired portfolio, which is anticipated to be for a period of eight to ten years. Additionally, the transaction will provide ancillary benefits that will result in a lowering of the Company's effective tax rate in 1999 and beyond. The Company currently expects that it will continue to receive tax benefits from the portfolio at a level comparable to the current year at least through 2001 and will receive some additional tax benefits over a period of six to eight years thereafter. However, the amount of pre-tax economic profits and tax benefits recognized from year to year may vary significantly depending on factors relating to the portfolio, some of which are outside the control of the Company. The Company's effective tax rate for the first six months of 1999 was 7.5% compared to 28.2% for the comparable period of 1998.

      The investment in the portfolio is carried at amortized cost and is classified on the balance sheet with other assets.

7. RECLASSIFICATIONS

      Certain of the 1998 amounts have been reclassified to conform to the current year presentation.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1999 AND 1998

8 - SEGMENT REPORTING

      The Company has two reportable segments: insurance and asset-based businesses. The insurance segment provides credit-related insurance coverage to meet the needs of customers in a wide variety of domestic and international markets. The Company's largest insurance business is the provision of reinsurance to the monoline primary financial guaranty insurers for both municipal bonds and non-municipal obligations. The Company also provides trade credit reinsurance, financial responsibility bonds, excess-SIPC insurance and direct financial guaranty insurance. The asset-based businesses segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the origination, purchase, servicing and securitization of special assets, including lottery awards, structured settlement payments, sub-performing/non-performing and seller financed residential mortgages and delinquent consumer assets. The Company's reportable segments are strategic business units which are managed separately as each business requires different marketing and sales expertise.

      The Company evaluates performance based on profit or loss from operating earnings, which it defines as net income excluding the impact of capital and foreign exchange gains and losses, and certain non-recurring items, net of taxes. Summarized financial information concerning the Company's operating segments is presented in the following tables:

In thousands
                                                      June 30, 1999
                                                      -------------

                                          Insurance    Asset-Based      Totals
                                          ---------    -----------      ------
Revenues from external customers          $   53,431    $   19,483    $   72,914
Interest revenue                              27,488            --        27,488
Operating earnings                            36,819         8,355        45,174
Segment assets                             1,188,887       205,168     1,394,055

                                                      June 30, 1998
                                                      -------------
In thousands
                                          Insurance    Asset-Based      Totals
                                          ---------    -----------      ------
Revenues from external customers          $   50,522    $   22,992    $   73,514
Interest revenue                              26,239            --        26,239
Operating earnings                            29,853         9,920        39,773
Segment assets                             1,102,273       134,199     1,236,472

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1999 AND 1998

      The following are reconciliations of reportable segment revenues and profit to Enhance Financial's consolidated totals:

In thousands                                                           June 30,
                                                                       --------
                                                                   1999        1998
                                                                   ----        ----
Revenues

Total revenues from external customers for reportable segments   $ 72,914    $ 73,514

Total interest revenue for reportable segments                     27,488      26,239

Realized gains (losses)                                            (4,340)        (23)
                                                                 --------    --------

     Total consolidated revenues                                 $ 96,062    $ 99,730
                                                                 ========    ========

Net income

Operating earnings for reportable segments                       $ 45,174    $ 39,773

Capital and foreign exchange gains (losses) net of tax             (3,526)        (21)
                                                                 --------    --------

     Net income                                                  $ 41,648    $ 39,752
                                                                 ========    ========

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

Results of Operations

Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Net investment income increased 4.7% to $13.9 million in the second quarter of 1999 from $13.3 million in the same period in 1998. This increase resulted primarily from the growth in the Company's fixed maturities portfolio and short-term investments from $870.9 million at June 30, 1998 to $909.1 million at June 30, 1999. The average yields on the Company's investment portfolio were 5.95% and 6.14% for the second quarters of 1999 and 1998, respectively. In addition, the Company realized $0.5 million of capital losses in the second quarter of 1999 compared with $0.3 million of capital gains in the second quarter of 1998.

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

      The Company's effective tax rate for the second quarter of 1999 was 7.5% compared to 27.3% for the 1998 second quarter as a result of the April 1999 purchase of a portfolio of residential mortgage-backed securities. As described more fully in the notes to the unaudited financial statements, the transaction is expected to provide ancillary benefits that will result in a lowering of the Company's effective tax rate at least through at least 2001.

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

      The Company experienced unrealized losses of $24.6 million in its available-for-sale portfolio during the second quarter of 1999. Such losses are directly attributable to an increase in interest rates during such period. The Company does not believe it is possible to predict changes in interest rates or that the higher interest rates during such period are necessarily indicative of a trend.

      During the first quarter of 1999, Singer's Chief Executive Officer made several management changes aimed at strengthening and streamlining Singer's operations. In connection with these changes, Singer entered into severance agreements with several employees, the $0.7 million cost of which was expensed in the first quarter of 1999. In addition, Singer incurred significant start-up expenses in its new viatical settlements (the lump-sum purchase of life insurance policies of individuals facing imminent life-

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

threatening illness) product, primarily in the marketing thereof. An aggregate of $1.8 million ($1.0 million and $0.8 million in the first and second quarters of 1999, respectively) has been expensed through June 30, 1999. Although the management streamlining was substantially completed by June 30, 1999, Singer may incur additional expenses related to these streamlining and start-up expenses in the remainder of 1999. However, these are not expected to be material, and the aggregate of these expenses is not expected to have a material impact on cash flow, liquidity or segment profitability.

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

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

      Net investment income increased 4.8% to $27.5 million in the first six months of 1999 from $26.2 million in the same period in 1998. This increase resulted primarily from the growth in the Company's fixed maturities portfolio and short-term investments from $870.9 million at June 30, 1998 to $909.1 million at June 30, 1999. The average yields on the Company's investment portfolio were 5.87% and 6.15% for the first six months of 1999 and 1998, respectively. In addition, the Company realized $4.3 million of capital losses in the first six months of 1999 compared with $.02 million of capital losses in the first six months of 1998. The 1999 capital loss includes the recognition of a $4.7 million pre-tax write down of two asset-backed securities serviced by Commercial Financial Services, Inc. ("CFS"), which were purchased by the Company in December 1997 for $6.1 million. CFS is currently protected under Chapter 11 of the bankruptcy code as an outgrowth of allegations of improper activities. Though CFS continues to service the debt on a current basis, the Company does not expect to recover its entire investment. The ultimate realizable amount depends on the outcome of the bankruptcy of CFS, and is therefore subject to further adjustments.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

      The Company's effective tax rate for the first six months of 1999 was 7.5% compared to 28.2% for the same period of 1998 as a result of the April 1999 purchase of a portfolio of residential mortgage-backed securities. As described more fully in the notes to the unaudited financial statements, the transaction is expected to provide ancillary benefits that will result in a lowering of the Company's effective tax rate until at least the year 2001.

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

      The Company experienced unrealized losses of $30.8 million in its available-for-sale portfolio during the first six months of 1999. Such losses are directly attributable to an increase in interest rates during such period. The Company does not believe it is possible to predict changes in interest rates, or that the higher interest rates during such period are necessarily indicative of a trend.

      During the first quarter of 1999, Singer's Chief Executive Officer made several management changes aimed at strengthening and streamlining Singer's operations. In connection with these changes, Singer entered into severance agreements with several employees, the $0.7 million cost of which was expensed in the first quarter of 1999. In addition, Singer incurred significant start-up expenses in its new viatical settlements (the lump-sum purchase of life insurance policies of individuals facing imminent life-threatening illness) product, primarily in the marketing thereof. An aggregate of $1.8 million ($1.0 million and $0.8 million in the first quarter and second quarters of 1999, respectively) has been expensed through June 30, 1999. Although the management streamlining was substantially completed by June 30, 1999, Singer may incur additional expenses related to these streamlining and start-up expenses in the remainder of 1999. However, these are not expected to be material, and the aggregate of these expenses is not expected to have a material impact on cash flow, liquidity or segment profitability.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial in June 1999. As of June 30, 1999, the maximum amount of dividends remaining available from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities was $13.3 million.

      The Company's cash flow provided from operations for the first six months of 1999 was $8.4 million compared to cash flow provided from operations of $42.6 million for the same period in 1998. The decrease in cash flow provided from operations in the first six months of 1999 was primarily due to Singer's increased purchases of lottery receivables and structured settlements and new products including the lump-sum purchases of life insurance policies of individuals facing imminent life-threatening illness. Enhance Financial does not expect this trend to continue and believes that the current level of cash flow from operations provides the Company with sufficient liquidity to meet its operating needs. The carrying value of the Company's investment portfolio (total investments less investment in affiliates) increased to $954 million at June 30, 1999 from $948 million at December 31, 1998 principally as a result of cash flows from insurance operations.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

      The policies of insurance and reinsurance issued by the insurance subsidiaries of Enhance Financial, their primary insurers and their reinsurers do not contain specific exclusions for Year 2000-

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

related defaults. Accordingly, these policies would generally cover a default by an obligor of this type. Although the insurers would expect eventually to recover the amounts paid in claims for Year 2000-related defaults by obligors, the coincidence of several such unanticipated claims could result in short-term liquidity risk for the insurers. Failure of a trustee or paying agent for a given insured obligation to make payment on that obligation as a result of a Year 2000-related event (or otherwise) would generally not be covered by the insurance or reinsurance policy, and no such claims are expected.

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

      (d) The appointment of Deloitte & Touche LLP as the registrant's outside auditor for fiscal year 1999 was ratified by a vote of 33,112,237 in favor, 260,140 against and 26,104 abstaining.

Item 6. Exhibits and reports on Form 8-K

      (a)   Exhibits

      Exhibit 3.1.* Restated certificate of incorporation of the registrant filed with the State of New York on July 7, 1999.

      Exhibit 4.2.4.*     Third Amendment to the Credit Agreement
                          (Amending and Restating Credit Agreement) among the registrant, Fleet National Bank as lender, swingline bank and as agent for the Banks, and The Bank of New York, The First National Bank of Chicago, and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders

      Exhibit 10.2.2.*    1997 Long-Term Incentive Plan for Key
                          Employees, as amended and restated as of June 3, 1999.

      Exhibit 27.*        Financial data schedules.

      *     Previously filed

      (b)   Reports on Form 8-K. None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 1999                  ENHANCE FINANCIAL SERVICES GROUP INC.

                                        By: /s/ Richard J. Dunn
                                            ------------------------------------

                                            Richard J. Dunn
                                            Executive Vice President (duly
                                            authorized officer and Principal
                                            Financial Officer)