Form 10-Q
period 1999-09-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 1999-11-15
CIK 881889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) 0F THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,055,743 shares of common stock, par value $.10 per share, as of November 10, 1999.

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      INDEX

                                                                                            PAGE
PART I  FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Balance Sheets -September 30, 1999 and December 31, 1998 ................         3

Consolidated Statements of Income - Three months and nine months ended
        September 30, 1999 and 1998 ..................................................         4

Consolidated Statement of Shareholders' Equity -Nine months ended September 30, 1999 .         5

Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998          6

Notes to Consolidated Financial Statements ...........................................      7-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................................     11-17

PART II  OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K .............................................        18

Signature ............................................................................        18

Exhibit 4.2.5.    Fourth Amendment to the Credit Agreement
Exhibit 27.       Financial data schedules



                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)


                                                            September 30, 1999  December 31, 1998
                                                               (unaudited)
Assets
   Investments:
     Fixed maturities, held to maturity, at amortized cost
       (market value $187,875 and $205,792)                     $   182,897       $   196,768
     Fixed maturities, available for sale, at market
       (amortized cost $755,427 and $657,644)                       744,659           694,374
     Common stock, at market (cost $498)                                839               839
     Short-term investments                                          46,224            50,794
                                                                -----------       -----------
Total Investments                                                   974,619           942,775

   Cash and cash equivalents                                          2,756             5,542
   Investment in affiliates                                         114,630            96,867
   Premiums and other receivables                                    24,409            35,950
   Accrued interest and dividends receivable                         16,889            15,241
   Deferred policy acquisition costs                                118,788           103,794
   Federal income taxes recoverable                                  11,342             9,717
   Prepaid reinsurance premiums                                       9,600             7,000
   Reinsurance recoverable on unpaid losses                           2,278             2,500
   Receivable from affiliates                                        10,965            16,710
   Receivable for securities                                         10,575             9,590
   Other assets                                                     138,012            90,731
                                                                -----------       -----------
TOTAL ASSETS                                                    $ 1,434,863       $ 1,336,417
                                                                ===========       ===========

Liabilities and Shareholders' Equity
LIABILITIES
   Losses and loss adjustment expenses                          $    37,418       $    36,239
   Reinsurance payable on paid losses
      and loss adjustment expenses                                    8,927             5,994
   Deferred premium revenue                                         335,878           315,215
   Accrued profit commissions                                         2,383             2,511
   Deferred income taxes                                             62,789            79,569
   Long-term debt                                                    75,000            75,000
   Short-term debt                                                  105,950            54,290
   Payable for securities                                            30,412            11,557
   Accrued expenses and other liabilities                            72,862            49,843
   Payable to affiliates                                             12,176            43,553
                                                                -----------       -----------
TOTAL LIABILITIES                                                   743,795           673,771
                                                                -----------       -----------

SHAREHOLDERS' EQUITY
   Common stock-$.10 par value, authorized-100,000,000
      shares, issued-39,996,537 and 39,812,937 shares                 3,999             3,981
   Additional paid-in capital                                       251,934           249,851
   Retained earnings                                                475,417           418,214
   Accumulated other comprehensive income                            (7,696)           23,186
   Treasury stock                                                   (32,586)          (32,586)
                                                                -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                          691,068           662,646
                                                                -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 1,434,863       $ 1,336,417
                                                                ===========       ===========

                 See notes to consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (unaudited)

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                 -----------------------       -------------------------
                                                   1999           1998           1999            1998
                                                 --------       --------       ---------       ---------
REVENUES
   Net premiums written                          $ 28,928       $ 27,619       $  93,358       $  88,582
   (Increase)/decrease in deferred premium
     revenue                                       (4,031)         1,469         (18,064)        (11,452)
                                                 --------       --------       ---------       ---------
     Premiums earned                               24,897         29,088          75,294          77,130
   Net investment income                           15,274         13,752          42,762          39,991

   Net realized (losses)/gains on sale of
     investments                                     (140)         2,083          (4,480)          2,060
   Assignment sales                                12,215         12,718          28,521          35,189
   Other (loss)/income                             (1,271)         1,534           4,940           4,535
                                                 --------       --------       ---------       ---------

     Total revenues                                50,975         59,175         147,037         158,905
                                                 --------       --------       ---------       ---------

EXPENSES
   Losses and loss adjustment expenses              3,837          4,647           9,223           8,514
   Policy acquisition costs                         8,915         10,158          27,022          26,826
   Profit commissions                                 155             97             711             901
   Other operating expenses - insurance             3,912          3,334          12,114          10,011
                            - non-insurance        14,914         11,150          41,332          29,839
                                                 --------       --------       ---------       ---------
        Total expenses                             31,733         29,386          90,402          76,091
                                                 --------       --------       ---------       ---------

Income from operations                             19,242         29,789          56,635          82,814
   Equity in net income of affiliates               4,460          3,167          17,026           9,565
   Foreign currency losses                            (27)            (6)            (33)            (15)
   Interest expense                                (3,070)        (2,190)         (7,998)         (6,252)
                                                 --------       --------       ---------       ---------
   Income before income taxes                      20,605         30,760          65,630          86,112
   Income tax (benefit)/expense                    (1,790)         8,033           1,587          23,633
                                                 --------       --------       ---------       ---------
     Net income                                  $ 22,395       $ 22,727       $  64,043       $  62,479
                                                 ========       ========       =========       =========

Basic earnings per share                         $   0.59       $   0.61       $    1.69       $    1.67
                                                 ========       ========       =========       =========

Diluted earnings per share                       $   0.57       $   0.58       $    1.64       $    1.59
                                                 ========       ========       =========       =========

Basic weighted average shares outstanding          38,031         37,422          37,981          37,484
                                                 ========       ========       =========       =========

Diluted weighted average shares outstanding        39,027         39,110          39,074          39,255
                                                 ========       ========       =========       =========

                 See notes to consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                (In thousands except share and per share amounts)
                                   (unaudited)





                                                          Outstanding Common
                                                                Stock                   Treasury Stock           Additional
                                                        ----------------------      -----------------------       Paid-in
                                                          Shares        Amount       Shares         Amount        Capital
                                                        ----------      ------      ---------      --------       --------
Balance,  December 31, 1998                             39,812,937      $3,981      1,950,794      ($32,586)      $249,851
 Comprehensive income:
   Net income for the period                                    --          --             --            --             --
   Unrealized foreign currency translation
     adjustment (net of tax of $625)                            --          --             --            --             --
   Unrealized losses during the period
     (net of tax of $19,324)                                    --          --             --            --             --
   Reclassification adjustment for realized losses
     included in net income (net of tax of $1,580)              --          --             --            --             --
 Total comprehensive income                                     --          --             --            --             --
 Dividends paid ($0.18 per share)                               --          --             --            --             --
 Exercise of stock options                                 183,600          18             --            --          2,083
                                                        ----------      ------      ---------      --------       --------
Balance,  September 30, 1999                            39,996,537      $3,999      1,950,794      $(32,586)      $251,934
                                                        ==========      ======      =========      ========       ========

                                                                     Accumulated
                                                              Other Comprehensive Income
                                                         -------------------------------------
                                                                        Foreign
                                                                        Currency    Unrealized
                                                           Unearned    Translation    Gains          Retained
                                                         Compensation   Adjustment   (Losses)        Earnings          Total
                                                         ------------   ----------  ---------        ---------       ---------
Balance,  December 31, 1998                                 ($493)      $   714       $ 22,965       $ 418,214       $ 662,646
 Comprehensive income:
   Net income for the period                                   --            --             --          64,043              --
   Unrealized foreign currency translation
     adjustment (net of tax of $625)                           --        (1,161)            --              --              --
   Unrealized losses during the period
     (net of tax of $19,324)                                   --            --        (32,654)             --              --
   Reclassification adjustment for realized losses
     included in net income (net of tax of $1,580)             --            21          2,912              --              --
 Total comprehensive income                                    --            --             --              --          33,161
 Dividends paid ($0.18 per share)                              --            --             --          (6,840)         (6,840)
 Exercise of stock options                                     --            --             --              --           2,101
                                                            -----       -------       --------       ---------       ---------
Balance,  September 30, 1999                                $(493)      $  (426)      $ (6,777)      $ 475,417       $ 691,068
                                                            =====       =======       ========       =========       =========


                 See notes to consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    1999            1998
                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $  64,043       $  62,479
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization, net                                 (7,286)         (7,476)
  Loss/(gain) on sale of investments, net                             4,480          (2,529)
  Equity in net income of affiliates                                (17,026)         (9,565)

  Compensation, restricted stock award program                           --            (248)
  Change in assets and liabilities:
    Premiums and other receivables                                   11,541          (2,799)
    Accrued interest and dividends receivable                        (1,648)         (2,296)
    Accrued expenses and other liabilities                           23,019            (592)
    Deferred policy acquisition costs                               (14,994)         (2,304)
    Deferred premium revenue, net                                    18,063          11,451
    Accrued profit commissions                                         (128)         (1,410)
    Losses and loss adjustment expenses, net                          4,334           8,688
    Payable to (receivable from) affiliates                         (25,632)        (21,739)
    Payable (receivable) for securities                              17,870          (9,503)
    Other assets                                                    (34,027)         19,450
    Income taxes, net                                                (1,625)          9,403
                                                                  ---------       ---------
Net cash provided by operating activities                            40,984          51,010
                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                  (4,368)         (1,307)
 Proceeds from sales and maturities of investments                  273,968         220,898
 Purchase of investments                                           (350,927)       (269,985)
 Purchase of mortgage backed securities                             (13,720)             --
 Sales of short-term investments, net                                 4,570          11,366

 Investment in affiliates                                            (2,497)        (13,097)
                                                                  ---------       ---------
Net cash used in investing activities                               (92,974)        (52,125)
                                                                  ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital stock                                                        2,101           8,381
 Short-term debt                                                     51,660          25,000
 Dividends paid                                                      (4,557)         (6,376)
 Purchase of treasury stock                                              --         (15,256)
                                                                  ---------       ---------
Net cash provided by financing activities                            49,204          11,749
                                                                  ---------       ---------

Net change in cash and cash equivalents                              (2,786)         10,634
 Cash and cash equivalents, beginning of period                       5,542          21,405
                                                                  ---------       ---------
Cash and cash equivalents, end of period                          $   2,756       $  32,039
                                                                  =========       =========

                 See notes to consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

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

         The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

2. DIVIDENDS DECLARED

         In the first nine months of 1999, Enhance Financial declared cash dividends of $.18 per share totaling approximately $6,840,000.

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

         During the first nine months of 1999, Enhance Financial made no common stock repurchases.

4. COMPREHENSIVE INCOME


         Total comprehensive income for the nine months ended September 30, 1999 and 1998 was $33.2 million and $72.6 million, respectively. Currently, other comprehensive income represents net income plus changes in unrealized gains and losses on available for sale securities, foreign currency translation adjustments and unearned compensation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

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

         On April 8, 1999, the Company completed a $13,720,000 purchase of a portfolio of approximately 500 residential mortgage-backed securities. The transaction was structured by Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a New York City-based joint venture, which will also manage and service the portfolio for the Company. The purchase price was financed by a short-term credit arrangement of $10,290,000. As of September 30, 1999, the balance of outstanding debt related to such arrangement was $5,950,000. The transaction is expected to produce significant pre-tax economic profits over the life of the acquired portfolio, which is anticipated to be for a period of eight to ten years. Additionally, the transaction will provide ancillary benefits that will result in a lowering of the Company's effective tax rate in 1999 and beyond. The Company currently expects that it will continue to receive tax benefits from the portfolio at a level comparable to the current year at least through 2001 and will receive some additional tax benefits over a period of six to eight years thereafter. However, the amount of pre-tax economic profits and tax benefits recognized from year to year may vary significantly depending on factors relating to the portfolio, some of which are outside the control of the Company. The Company's effective tax rate for the first nine months of 1999 was 2.4% compared to 27.4% for the comparable period of 1998.

         The investment in the portfolio is carried at amortized cost and is classified on the consolidated balance sheet with other assets.


7. RECLASSIFICATIONS

         Certain of the 1998 amounts have been reclassified to conform to the current year presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

8 - SEGMENT REPORTING

         The Company has two reportable segments: insurance and credit-based businesses. The insurance segment provides credit-related insurance coverage to meet the needs of customers in a wide variety of domestic and international markets. The Company's largest insurance business is the provision of reinsurance to the monoline primary financial guaranty insurers for both municipal bonds and non-municipal obligations. The Company also provides trade credit reinsurance, financial responsibility bonds, excess-SIPC insurance and direct financial guaranty insurance. The credit-based businesses segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the origination, purchase, servicing and securitization of special assets, including lottery awards, structured settlement payments, sub-performing/non-performing and seller financed residential mortgages and delinquent consumer assets. The Company's reportable segments are strategic business units that are managed separately as each business requires different marketing and sales expertise.

         The Company evaluates performance based on profit or loss from operating earnings, which it defines as net income excluding the impact of capital and foreign exchange gains and losses, and certain non-recurring items, net of taxes. Summarized financial information concerning the Company's operating segments is presented in the following tables:


In thousands
                                                              SEPTEMBER 30, 1999

                                                    INSURANCE          CREDIT-BASED            TOTALS
                                                    ---------          ------------            ------
Revenues from external customers                      $75,601              $33,154            $108,755
Net investment income                                  42,762                 --                42,762
Operating earnings                                     56,561               13,011              69,572
Segment assets                                      1,213,998              220,865           1,434,863

                                                              SEPTEMBER 30, 1998
In thousands
                                                    INSURANCE          CREDIT-BASED            TOTALS
                                                    ---------          ------------            ------
Revenues from external customers                     $ 80,790              $36,064            $116,854
Net investment income                                  39,991                 --                39,991
Operating earnings                                     48,362               12,788              61,150
Segment assets                                      1,140,161              132,567           1,272,728


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

     The following are reconciliations of reportable segment revenues and profit to Enhance Financial's consolidated totals:

In thousands                                                             SEPTEMBER 30,
                                                                    ------------------------
                                                                       1999           1998
                                                                    ---------       --------
REVENUES

Total revenues from external customers for reportable segments      $ 108,755       $116,854

Net investment income for reportable segments                          42,762         39,991

Realized gains (losses)                                                (4,480)         2,060
                                                                    ---------       --------

     Total consolidated revenues                                    $ 147,037       $158,905
                                                                    =========       ========

NET INCOME

Operating earnings for reportable segments                          $  69,572       $ 61,150


Capital and foreign exchange gains (losses) and net of tax             (2,933)         1,329
Non-recurring Van-Am losses, net of tax                                (2,596)            --
                                                                    ---------       --------

     Net income                                                     $  64,043       $ 62,479
                                                                    =========       ========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company divides its business operations into two reportable operating segments: insurance businesses and credit-based businesses.

         The insurance businesses of the Company, which are engaged in through Enhance Financial's indirectly held subsidiaries, Enhance Reinsurance Company and Asset Guaranty Insurance Company (collectively the "Insurance Subsidiaries"), include principally the reinsurance of financial guaranties of municipal and asset-backed debt obligations issued by monoline financial guaranty insurers. The Company's other insurance businesses involve the issuance of direct financial guaranties of municipal debt obligations, trade credit reinsurance, financial institutions credit insurance (which includes excess-SIPC/excess-ICS and related type bonds) and financial responsibility bonds. Some of these other insurance businesses are conducted by Van-American Insurance Company ("Van-Am"), a Kentucky domiciled insurer that writes reclamation bonds for the coal mining industry, and surety bonds covering the closure and post-closure obligations of landfill operators. Due to intense pricing competition in Van-Am's core business and a poor strategic fit with the Company's other operations, the Company has decided to exit this line of business. The Company has put up for sale its approximately 96% interest in Van American Companies, Inc, the corporate parent of Van-Am. While efforts to sell Van-Am are continuing, those efforts may prove unsuccessful, at which point the Company may put Van-Am into run-off. The Company also provides surety and other credit-based insurance products through its 50% ownership of UBF Guarantias & Seguros S.A.

         The credit-based businesses of the Company, which are engaged in primarily through Enhance Financial's wholly-owned subsidiaries, Singer Asset Finance Company, L.L.C. ("Singer") and Enhance Life Benefits LLC, and partially owned affiliates, Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Group LLC ("Sherman"). The Company's credit-based businesses include the origination, purchase, servicing and/or securitization of special assets, including lottery awards, structured settlement payments, viatical settlements (the lump-sum purchase of life insurance policies of individuals facing imminent life-threatening illness) and sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-backed securities and delinquent unsecured consumer assets.

         The Company's revenues consist primarily of (a) premiums earned on insurance and reinsurance contracts, (b) investment income and (c) the sale of securitized lottery prizes and structured settlement payment streams.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

         Gross premiums written in the third quarter of 1999 were $34.4 million compared with $28.4 million in the same period in 1998, representing an increase of 21.1%.

         Net premiums written increased 4.7% to $28.9 million in the third quarter of 1999 from $27.6 million in the same period in 1998. Of the Company's net premiums written in the third quarter of 1999, 24.8%, 17.2% and 58.0% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 41.9%, 16.3% and 41.8%, respectively, during the same period in 1998.

         In the third quarter of 1999, municipal new-issue volume was $48 billion, a decline of 27% from $66 billion during the same period in 1998. The insured portion of such new issues was 46% and 56% during the third quarters of 1999 and 1998, respectively. Total municipal bond refundings in the third quarter of 1999 represented approximately 14% of new-issue volume, down from 30% for the third quarter of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Earned premiums decreased 14.4% to $24.9 million in the third quarter of 1999 from $29.1 million in the third quarter of 1998. Earned premiums from refundings contributed $4.8 million (or 19.3%) of earned premiums in the third quarter of 1999 compared to $5.3 million (or 18.2%) in the same period in 1998. Deferred premium revenue, net of prepaid reinsurance premiums, grew to $326.3 million at September 30, 1999 from $308.2 million at December 31, 1998.

         Net investment income (which excludes capital and foreign exchange gains or losses) increased 10.9% to $15.3 million in the third quarter of 1999 from $13.8 million in the same period in 1998. This increase resulted primarily from the growth in the Company's fixed maturities portfolio and short-term investments from $917.9 million at September 30, 1998 to $973.8 million at September 30, 1999. The third-quarter 1999 investment income also includes income of $0.7 million from the portfolio of mortgage-backed securities purchased during April of 1999. The average yields on the Company's investment portfolio were 6.3% and 6.2% for the third quarters of 1999 and 1998, respectively. In addition, the Company realized $(0.1) million of capital losses in the third quarter of 1999 compared with $2.1 million of capital gains in the third quarter of 1998.

         The Company recognized revenues from disposition of assignments, through securitization and other sales, of $12.2 million in the third quarter of 1999 compared to $12.7 million in the third quarter of 1998.

         Incurred losses and LAE were $3.8 million in the third quarter of 1999 compared to $4.6 million for the same period of 1998.

         The Company's insurance expense ratio was 52.1% in the third quarter of 1999 compared to 46.7% in the third quarter of 1998. Non-insurance expenses increased to $14.9 million in the third quarter of 1999 from $11.2 million during the same period in 1998, principally reflecting the cost of Singer's start-up expenses in its new viatical settlement product. Policy acquisition costs ("PAC") were $8.9 million and $10.2 million for the third quarters of 1999 and 1998, respectively, representing 35.8% and 34.9% of earned premiums in those respective periods.

         The Company realized income of $4.5 million from its investments in affiliates in the third quarter of 1999 compared to $3.2 million in the third quarter of 1998, reflecting continued strong performance at C-BASS.

         Interest expense totaled $3.1 million and $2.2 million in the third quarters of 1999 and 1998, respectively, reflecting the increase in the Company's short-term debt outstanding.

         The Company's effective tax rate for the third quarter of 1999 was a negative 8.7% compared to 26.1% for the 1998 third quarter as a result of the April 1999 purchase of a portfolio of residential mortgage-backed securities. The third quarter's effective tax rate also reflected a change in overall effective tax rate to 2.4% at September 30, 1999 compared to 7.5% at June 30, 1999. As described more fully in the notes to the consolidated financial statements, the transaction is expected to provide ancillary benefits that will result in a lowering of the Company's effective tax rate through at least 2001.

         The Company's 1999 third-quarter net income decreased 1.5% to $22.4 million from net income of $22.7 million in the third quarter of 1998. Basic and diluted earnings per share decreased 3.3% and 1.7%, respectively, to $.59 and $.57 in third quarter 1999 from $.61 and $.58 in the same period of 1998. Net income for third quarter 1999 includes a non-recurring reserve of $1.9 million or $.05 per share, related to losses expected to be incurred in the event of a run-off of Van-Am.

         The diluted weighted-average shares outstanding during the third quarter of 1999 were 39.0 million compared to 39.1 million during the third quarter of 1998.

         The Company experienced unrealized losses of $16.7 million in its available-for-sale portfolio during the third quarter of 1999, compared with unrealized gains of $13.4 million during the same period in

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


1998. Such losses are directly attributable to an increase in interest rates during such period. The Company does not believe it is possible to predict changes in interest rates or that the higher interest rates during such period are necessarily indicative of a trend.

         Singer contributed net income of $.03 per share in third quarter 1999 compared to $.06 per share during the comparable period in 1998. C-BASS contributed $.10 per share to Enhance Financial's third quarter 1999 net income, compared to $.04 per share during the comparable period in 1998. Sherman contributed a nominal net loss in third quarter 1999.

         During the first quarter of 1999, Singer made several management changes aimed at strengthening and streamlining its operations, in connection with which Singer entered into severance agreements with several employees. In addition, Singer incurred significant start-up expenses in its new viatical settlements product, primarily in the marketing thereof. Singer incurred an aggregate of $3.0 million in expenses through September 30, 1999 ($1.2 million of which was expensed during the third quarter of 1999), and may incur in the remainder of 1999 additional expenses related to these activities. However, these additional expenses are not expected to be material, and the aggregate of these expenses is not expected to have a material impact on cash flow, liquidity or segment profitability.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

         Gross premiums written in the first nine months of 1999 were $99.1 million compared with $89.4 million in the same period in 1998, representing an increase of 10.9%.

         Net premiums written increased 5.4% to $93.4 million in the first nine months of 1999 from $88.6 million in the same period in 1998. Of the Company's net premiums written in the first nine months of 1999, 32.2%, 20.2% and 47.6% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 45.8%, 17.3% and 36.9%, respectively, during the same period in 1998.

         In the first nine months of 1999, municipal new-issue volume was $171 billion, a decline of 21% from $216 billion during the same period in 1998. The insured portion of such new issues was 47% and 51% during the first nine months of 1999 and 1998, respectively. Total municipal bond refundings in the first nine months of 1999 represented 18% of new-issue volume, down from 30.0% for the first nine months of 1998.

         Earned premiums decreased 2.4% to $75.3 million in the first nine months of 1999 from $77.1 million in the first nine months of 1998. Earned premiums from refundings contributed $9.7 million (or 12.9%) of earned premiums in the first nine months of 1999 compared to $13.2 million (or 17.1%) in the same period in 1998.

         Net investment income (which excludes capital and foreign exchange gains or losses) increased 7.0% to $42.8 million in the first nine months of 1999 from $40.0 million in the same period in 1998. This increase resulted primarily from the growth in the Company's fixed maturities portfolio and short-term investments from $917.9 million at September 30, 1998 to $973.8 million at September 30, 1999. Investment income for the first nine months of 1999 also includes income of $1.0 million from the portfolio of mortgage backed securities purchased during April 1999. The average yields on the Company's investment portfolio were 6.0% and 6.2% for the first nine months of 1999 and 1998, respectively. In addition, the Company realized $4.5 million of capital losses in the first nine months of 1999 compared with $2.1 million of capital gains in the first nine months of 1998. The 1999 capital loss includes the recognition of a $4.7 million pre-tax write down of two asset-backed securities serviced by Commercial Financial Services, Inc. ("CFS"), which were purchased by the Company in December 1997 for $6.1 million. CFS is currently protected under Chapter 11 of the bankruptcy code as an outgrowth of allegations of improper activities, although it continues to service the debt on a current basis. The Company has joined in a lawsuit against CFS and certain other parties that participated in the sale of the subject securities. Nevertheless, the Company does not expect to recover its entire investment. The ultimate realizable amount depends on the outcome of the bankruptcy of CFS and the lawsuit, and is therefore subject to further adjustments.

         The Company recognized revenues from disposition of assignments, through securitization and other sales, of $28.5 million in the first nine months of 1999 compared to $35.2 million in the first nine months of 1998.

         Incurred losses and LAE were $9.2 million in the first nine months of 1999 compared to $8.5 million for the same period of 1998.

         The Company's insurance expense ratio was 52.9% in the first nine months of 1999 compared to 48.9% in the first nine months of 1998. Non-insurance expenses increased to $41.3 million in the first nine months of 1999 from $29.8 million during the same period in 1998, reflecting the cost of Singer's management reorganization and significant start-up expenses in its new viatical settlement product. PACs were $27.0 million and $26.8 million for the first nine months of 1999 and 1998, respectively, representing 35.9% and 34.8% of earned premiums in those respective periods.

         The Company realized income of $17.0 million from its investments in affiliates in the first nine months of 1999 compared to $9.6 million in the first nine months of 1998, reflecting continued strong performance at C-BASS.

         Interest expense totaled $8.0 million and $6.3 million in the first nine months of 1999 and 1998, respectively, reflecting the increase in the Company's short-term debt outstanding.

         The Company's effective tax rate for the first nine months of 1999 was 2.4% compared to 27.4% for the same period of 1998 as a result of the April 1999 purchase of a portfolio of residential mortgage-backed securities. As described more fully in the notes to the consolidated financial statements, the transaction is expected to provide ancillary benefits that will result in a lowering of the Company's effective tax rate through at least 2001.

         The Company's 1999 first nine-months' net income increased 2.5% to $64.0 million from net income of $62.5 million in the first nine months of 1998. Basic and diluted earnings per share increased 1.2% and 3.1%, respectively, to $1.69 and $1.64 in the first nine months of 1999 from $1.67 and $1.59 for the same period of 1998. Net income for the first nine months of 1999 includes a non-recurring reserve of $1.9 million, or $.05 per share, related to losses expected to be incurred from the potential run-off of Van-Am.

         The diluted weighted-average shares outstanding during the first nine months of 1999 was 39.1 million compared to 39.3 million during the same period of 1998.

         The Company experienced unrealized losses of $47.5 million in its available-for-sale portfolio during the first nine months of 1999, compared with unrealized gains of $14.9 million during the same period in 1998. Such losses are directly attributable to an increase in interest rates during such period. The Company does not believe it is possible to predict changes in interest rates or that the higher interest rates during such period are necessarily indicative of a trend.

         Singer contributed a net loss of $.05 per share during the first nine months of 1999 compared to net income of $.19 per share during the same period in 1998. C-BASS contributed $.42 per share during the first nine months 1999 compared to $.14 per share during the same period in 1998. Sherman contributed a net loss of $.04 per share during the first nine months of 1999.

         During the first quarter of 1999, Singer made several management changes aimed at strengthening and streamlining its operations in connection with which Singer entered into severance agreements with several employees. In addition, Singer incurred significant start-up expenses in its new viatical settlements product, primarily in the marketing thereof. Singer incurred an aggregate of $3.0 million in expenses

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


through September 30, 1999 and Singer may incur in the remainder of 1999 additional expenses related to these activities. However, these additional expenses are not expected to be material, and the aggregate of these expenses is not expected to have a material impact on cash flow, liquidity or segment profitability.

LIQUIDITY AND CAPITAL RESOURCES

         As a holding company, Enhance Financial funds the payment of its operating expenses, principal and interest on its debt obligations, dividends to its shareholders and the repurchase of common stock primarily from dividends from its wholly-owned subsidiary, Enhance Investment Corporation ("Enhance Investment"), whose ability to provide such dividends to Enhance Financial depends upon dividends and other payments from the Insurance Subsidiaries; manages cash flows associated with the Company's diversification activities and draws on its line of credit provided under the credit agreement described below. Payments of dividends to Enhance Investment by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. During the first nine months of 1999, the Insurance Subsidiaries paid $19.5 million of dividends to Enhance Investment, which paid a dividend of $6.5 million to Enhance Financial in March 1999, a dividend of $6.45 million to Enhance Financial in June 1999 and a dividend of $6.49 million to Enhance Financial in September 1999. As of September 21, 1999, the date of declaration, the maximum amount of dividends remaining available from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities was $13.0 million.

         The Company's cash flow provided from operations for the first nine months of 1999 was $41.0 million compared to cash flow provided from operations of $51.0 million for the same period in 1998. The decrease in cash flow provided from operations in the first nine months of 1999 was primarily due to Singer's increased purchases of lottery receivables and structured settlements and new products including the lump-sum purchases of life insurance policies of individuals facing imminent life-threatening illness. Enhance Financial does not expect this trend to continue and believes that the current level of cash flow from operations provides the Company with sufficient liquidity to meet its operating needs. The carrying value of the Company's investment portfolio increased to $974.6 million at September 30, 1999 from $942.8 million at December 31, 1998.

         The Company maintains a credit facility providing for borrowings to be used for general corporate purposes. During the second quarter of 1998, the Company entered into a new unsecured credit agreement with four major commercial banks for up to $100 million of borrowings, an increase of $25 million over the previous agreement (which was terminated). During the third quarter of 1999, the borrowing limit under the credit facility was increased to $125 million through March 31, 2000, at which time the limit is to revert to $100 million. As of September 30, 1999, $100 million in principal was outstanding under the credit agreement.

         In July 1996, the Company formed C-BASS, a joint venture in which each of Enhance Financial and Mortgage Guaranty Insurance Company ("MGIC") owns approximately a 48% interest. Enhance Financial has contributed $55.5 million to C-BASS through September 30, 1999 (including its 100% interest in Litton Loan Servicing Inc.) and expects that it will provide additional funding. In January 1998 Enhance Financial guaranteed repayment of up to $25 million of the amount outstanding under a $50 million LIBOR-based unsecured revolving credit facility that C-BASS obtained from a major commercial bank. In July 1999, C-BASS repaid the outstanding principal and interest under the facility in full and terminated the facility. Enhance Financial's repayment guarantee was terminated accordingly.

         In December 1998, the Company formed Sherman, a joint venture in which each of the Company and MGIC own a 45.5% interest. Enhance Financial has contributed approximately $1.6 million to Sherman through September 30, 1999 and is obligated to contribute an additional $6.5 million in cash to Sherman as and when needed by Sherman. In addition, Enhance is obligated to contribute the equity in the subsidiaries of Alegis Group Inc. to Sherman after certain regulatory requirements have been satisfied. The Company expects that it will provide additional funding to Sherman from time to time. In May 1999, Enhance Financial guaranteed repayment of up to 50% of the amount outstanding under a $50 million revolving credit facility that Sherman obtained from a major commercial bank. As of September 30, 1999,

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


the outstanding principal balance under the facility was approximately $38.2 million, with Enhance Financial guaranteeing $19.1 million of such amount.

         In the first nine months of 1999, Enhance Financial declared cash dividends of $.18 per share, aggregating $6.8 million.

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

         The Year 2000 Project covers both computer systems and infrastructure ("IT systems") as well as other systems and equipment which utilize embedded microchips ("non-IT systems"). It also considers the readiness of significant third parties on which the Company depends, such as clients, vendors and service providers. The Year 2000 Project has several interrelated phases. The status of each phase is as follows. PROJECT DEVELOPMENT AND RESOURCE MOBILIZATION is complete. ASSESSMENT of internal IT systems and non-IT systems and exposure to third party risks is substantially complete. As part of its third-party due diligence, the Company has assessed the Year 2000 readiness of all major products and services purchased from vendors and service providers of IT and non-IT components and systems. REMEDIATION AND TESTING of IT systems and non-IT systems are in progress, and a separate IT test environment has been established for selected applications deemed critical by management. Based on the assessment of its major IT systems and non-IT systems, Enhance Financial expects that all necessary remediation and testing will be completed to insure Year 2000 readiness in all material respects. CONTINGENCY PLANNING, including disaster recovery planning is in progress and will continue throughout 1999. IMPLEMENTATION of contingency plans will be made as and when needed.

         Since 1997, Enhance Financial has invested in a major initiative to replace and upgrade its technology. This ongoing project addresses, among other matters, many of the Year 2000 issues of the Company's internal IT systems. The Company has expended approximately $2.0 million on this project, which, accordingly, includes a portion of the cost of Year 2000 readiness. Additional expenditures for Year 2000 readiness, which will be funded through operating cash flow, are expected to total approximately $1.5 million. These cost estimates are based upon currently available information and may change as the Year 2000 Project proceeds. However, the cost of Year 2000 readiness is not expected to affect materially the financial condition of the Company.

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

         Management believes, based upon its investigation to date, that Enhance Financial is substantially Year 2000 ready. However, there can be no assurance, due to the uncertain nature of potential Year 2000 problems and Enhance Financial's lack of control over some of them, especially the readiness of third parties, that all Year 2000 issues will be foreseen and corrected in a timely fashion. Failure of the efforts by Enhance Financial or certain third parties to be Year 2000 ready could result in the disruption of the Company's normal business activities or in unanticipated claims upon the Company, either of which could have a material adverse effect. Management is in the process of arranging additional liquidity, from various sources, in order to meet unanticipated demand for the claim payments.

         Since January 1999, Enhance has strengthened several information technology facilities and administrative contingency plan components. Such items include improved data backup and recovery procedures, the outsourcing of selected back-office processes to Year 2000-compliant providers, contingent methods of staff remote network access and voice communication, rapid response teams for mission-critical systems recovery, and formal contractual agreements with a national provider of disaster recovery and business continuity services. Taking into consideration these and other operational risk management measures, management believes that the Company has adequate contingent emergency preparedness capabilities in-place to support business continuity.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         Exhibit 4.2.5. Fourth Amendment to the Credit Agreement, dated as of September 29, 1999, among the registrant, Fleet National Bank as lender, swingline bank and agent for the Banks; and The Bank of New York; Bank One, NA (Main Office Chicago) (formerly known as The First National Bank of Chicago); and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders.

         Exhibit 27.       Financial data schedules.


         (b)      Reports on Form 8-K.

                  None.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 15, 1999         ENHANCE FINANCIAL SERVICES GROUP INC.

                                By: /s/ Richard J. Dunn
                                    --------------------------------------
                                    Richard J. Dunn
                                    Executive Vice President
                                    (duly authorized officer and
                                    Principal  Financial Officer)