Form 10-Q/A
period 1999-09-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 2000-02-14
CIK 881889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q/A



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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         Earned premiums decreased $4.2 million (or 14.4%) to $24.9 million in the third quarter of 1999 from $29.1 million in the third quarter of 1998. Earned premiums from refundings contributed $4.8 million (or 19.3%) of earned premiums in the third quarter of 1999 compared to $5.2 million (or 17.9%) in the same period in 1998. The remaining $0.8 million descrease is attributable to reinsurance reclassifications ($0.8 million), a refinement in the Company's reinsurance unearned premium reserve amortization methodology ($2.5 million), and reduced premiums from the Company's financial responsibility business. Deferred premium revenue, net of prepaid reinsurance premiums, grew to $326.3 million at September 30, 1999 from $308.2 million at December 31, 1998. This growth is attributable primarily to new premiums written.

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

         Incurred losses and LAE declined $0.8 (or 17.4%) to $3.8 million in the third quarter of 1999 compared to $4.6 million for the same period of 1998. The reduction in incurred losses and LAE resulted from an increase in loss reserves in the Company's municipal line of business from a reported loss in the third quarter of 1998.

         The Company's insurance expense ratio was 52.1% in the third quarter of 1999 compared to 46.7% in the third quarter of 1998. The increase in the Company's insurance expense ratio resulted from a decline in earned premium in the third quarter of 1999 from the third quarter of 1998. Non-insurance expenses increased to $14.9 million in the third quarter of 1999 from $11.2 million during the same period in 1998, principally reflecting the cost of Singer's start-up expenses in its new viatical settlement product. Policy acquisition costs ("PAC") were $8.9 million and $10.2 million for the third quarters of 1999 and 1998, respectively, representing 35.8% and 34.9% of earned premiums in those respective periods.

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

         Earned premiums decreased $1.8 million (or 2.3%) to $75.3 million in the first nine months of 1999 from $77.1 million in the first nine months of 1998. Earned premiums from refundings contributed $9.7 million (or 12.9%) of earned premiums in the first nine months of 1999 compared to $13.2 million (or 17.1%) in the same period in 1998. The decrease in earned premiums for this period resulted primarily from the decline in earned premiums from refundings.

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

         Incurred losses and LAE increased $0.7 million (or 8.2%) to $9.2 million in the first nine months of 1999 compared to $8.5 million for the same period of 1998. Improvements in financial guaranty reinsurance ($2.1 million) and direct product lines ($0.2 million) was offset by higher losses in other surety ($0.8 million) trade credit ($1.3 million) and financial responsibility ($0.9 million).

         The Company's insurance expense ratio was 52.9% in the first nine months of 1999 compared to 48.9% in the first nine months of 1998. The increase in the Company's insurance expense ratio resulted from the combination of a decline in earned premiums and an increase in insurance expenses. Insurance expenses increased by $2.1 million (or 5.6%) in the first nine months of 1999 from the same period in 1998, resulting primarily from increased payroll costs. Non-insurance expenses increased to $41.3 million in the first nine months of 1999 from $29.8 million during the same period in 1998, reflecting the cost of Singer's management reorganization and significant start-up expenses in its new viatical settlement product. PACs were $27.0 million and $26.8 million for the first nine months of 1999 and 1998, respectively, representing 35.9% and 34.8% of earned premiums in those respective periods.

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


Date: February 14, 2000         ENHANCE FINANCIAL SERVICES GROUP INC.

                                By: /s/ Richard Lutenski
                                    --------------------------------------
                                    Richard Lutenski
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (duly authorized officer and
                                    Principal  Financial Officer)