Form 10-K405
period 1999-12-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 2000-03-30
CIK 881889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                   Commission file
December 31, 1999                                            number 1-10967

                      ENHANCE FINANCIAL SERVICES GROUP INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                             13-3333448
--------------------------------                        ------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

   335 MADISON AVENUE, NEW YORK, NY                              10017
   --------------------------------                              ------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number,
including area code:  212-983-3100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 Par Value               New York Stock Exchange, Inc.
----------------------------         -------------------------------------------
      (Title of Class)               (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The approximate aggregate market value of voting stock held by non-affiliates of the registrant as of the close of trading on March 24, 2000 was $507,974,660. The number of shares of Common Stock outstanding as of that date was 38,168,008. For purposes of this calculation, shares of Common Stock held by directors, executive officers and shareholders whose ownership exceeds ten percent of the Common Stock outstanding on that date were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Enhance Financial Services Group Inc. ("Enhance Financial," and together with its consolidated subsidiaries, the "Company") is a holding company primarily engaged, through its subsidiaries, in the reinsurance of financial guaranties of municipal and asset-backed debt obligations issued by the Major Monolines (as hereinafter defined). The Company is also engaged in
(i) other insurance and reinsurance businesses, including the issuance of direct financial guaranties of debt obligations, trade credit reinsurance and excess-SIPC/excess-ICS and similar types of bonds, and (ii) several asset-based businesses that utilize the Company's expertise in performing sophisticated analysis of complex, credit-based risks. The Company's businesses are divided into two operating segments: insurance businesses and asset-based businesses.

         Reinsurance of financial guaranties issued by the Major Monolines represented 44.4% of the Company's gross premiums written for 1999. During 1999, the Company received 16.2% of the total reinsurance premiums ceded by the Major Monolines financial guaranty insurers. The Company's other insurance businesses represent 55.6% of the Company's gross premiums written for 1999.

         The Company is also engaged in various asset-based businesses, including the origination, purchase, servicing and/or securitization of special assets, including state lottery awards, structured settlements, viatical settlements, sub-performing/non-performing and seller-financed residential mortgages and delinquent unsecured consumer assets. In recent years, the Company expanded these asset-based businesses to diversify its products and services into other areas that the Company believes have strong growth potential and in which the Company's strengths in credit analysis and securitization can provide a competitive advantage.

         The Company has followed a business strategy of maintaining its financial guaranty business, both primary and reinsurance, and its commitment to intensive and prudent credit underwriting and conservative investment policies; utilizing its expertise in underwriting credit risks to expand and develop its other insurance businesses; and continuing to pursue its asset-based businesses and diversification efforts utilizing its credit analysis skills in areas that the Company believes have strong profit and growth potential relative to risk.

         The Company has begun a review of its strategic alternatives in order to maximize shareholder value. In February 2000, Enhance Financial engaged Morgan Stanley Dean Witter & Co. to advise the Company in connection with such review. The Company's business strategy described above, including its plans to expand its businesses and to diversify its products and services, may be changed materially following such review of strategic alternatives.

         Enhance Financial has since its inception conducted substantially its entire insurance business through its wholly-owned financial guaranty insurance subsidiaries, Enhance Reinsurance Company ("Enhance Re") and Asset Guaranty Insurance Company ("Asset Guaranty"; together, the "Insurance Subsidiaries"). Enhance Re is rated by Standard & Poor's Corporation ("Standard & Poor's"), Moody's Investors Service, Inc. ("Moody's") and Duff & Phelps Credit Rating Company ("Duff & Phelps"). Standard & Poor's and Duff & Phelps each have assigned Enhance Re an "AAA" claims-paying ability rating, their respective highest ratings, and Moody's has assigned Enhance Re an "Aa2" financial strength rating. Asset Guaranty has been assigned "AA" and "AAA" claims-paying ability ratings by Standard & Poor's and Duff & Phelps, respectively.

         On August 17, 1999, Moody's announced that it had downgraded both the senior long-term debt rating of Enhance Financial from Aa3 to A2 and the insurance financial strength of Enhance Re from Aaa to Aa2. On February 29, 2000, Moody's advised the Company that it had placed on review for possible further downgrade both the above ratings. Moody's explained that this review will focus on the uncertainty surrounding management's strategy with respect to the Company's higher risk specialty finance businesses, the reliance on these business lines to achieve publicly stated earnings targets, the Company's future capital plans and the Company's financial flexibility. Moody's indicated that the outcome of the review will depend on the Company's future plans for achieving a balance between the financial guaranty insurance operations and the Company's other lines of business.

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

         The Company's financial guaranty reinsurance customers consist of four major monoline primary U.S. financial guaranty insurers (the "Major Monolines"):
MBIA Insurance Corporation ("MBIA"), AMBAC Assurance Corporation ("AMBAC"), Financial Guaranty Insurance Company ("FGIC") and Financial Security Assurance Inc. ("FSA"). Two previous primary U.S. financial insurers, Capital Market Assurance Corporation ("CapMAC") and Construction Loan Insurance Corporation ("Connie Lee"), were acquired by MBIA in February 1998 and by AMBAC in December 1997, respectively. There are two additional financial guaranty insurers that are not customers of the Company, CGA Group, Ltd. and ACA Financial Guaranty Corp.

         On March 14, 2000, The Dexia Group ("Dexia") announced that it had signed a definitive agreement to acquire the corporate parent of FSA. In the announcement of the transaction, Dexia stated that FSA would retain its triple-A ratings from the major rating agencies. It is unclear what effect, if any, this acquisition will have on the volume of business that FSA will cede to the Company in the future or otherwise on the Company's relationship with FSA.

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

         The following table sets forth certain information regarding new-issue long term (over one year) municipal bonds and new-issue insured long term municipal bonds, in each case issued during the years indicated:

                                                                                       New Insured Volume
                                           New                      New                  as Percent of
Year                                Total Volume (1)         Insured Volume (1)         New Total Volume
----                                ----------------         ------------------         ----------------
                                                  (Dollars in billions)
1995                                     $160.0                     $68.5                     42.8%
1996                                      185.0                      85.7                     46.3
1997                                      220.7                     107.5                     48.7
1998                                      286.0                     145.3                     50.8
1999                                      225.9                     103.9                     46.0

-----------------------
(1) Based upon estimated data provided by The Bond Buyer, February 9, 2000.

         The overall decrease in the volume of municipal bond issuance in 1999 resulted from a decrease in refunding issues, which represented 16.5% of total issuance compared to 28.6% in 1998, as well as reduced amount of bonds issued for new money purposes, which decreased to $158.5 billion in 1999 from $160.2 billion in 1998.

         ASSET-BACKED DEBT MARKET. Asset-backed transactions or securitizations constitute a form of structured financing which is distinguished from unsecured debt issues by being secured by a specific pool of assets held by the issuing entity, rather than relying on the general unsecured creditworthiness of the issuer of the obligation. While most asset-backed debt obligations represent interests in pools of assets, such as residential and commercial mortgages and credit card and auto loan receivables, monoline financial guarantors have also insured asset-backed debt obligations secured by one or a few assets, such as utility mortgage bonds and multi-family housing bonds. The asset-backed securities market has grown significantly in recent years although consensus estimates are lacking as to the insured volume.

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

         While reinsurance provides various benefits to the ceding company, perhaps most importantly it enables a primary insurer to write greater single risks and greater aggregate risks without contravening the capital requirements of applicable state insurance laws and rating agency guidelines. State insurance regulators allow primary insurers to reduce the liabilities appearing on their balance sheets to the extent of reinsurance coverage obtained from licensed reinsurers or from unlicensed reinsurers meeting certain solvency and other financial criteria. Similarly, the rating agencies permit such a reduction for reinsurance in an amount that depends on the claims-paying ability or financial strength rating of the reinsurer. See "Insurance Regulatory Matters" and "Description of Business -- Rating Agencies" in this section.

         The principal forms of reinsurance are treaty and facultative. Under a treaty arrangement the ceding company is obligated to cede, and the reinsurer is correspondingly obligated to assume, a specified portion of a specified type of risk or risks insured by the ceding company during the term of the treaty (although the reinsurance risk thereafter extends for the life of the respective underlying obligations). Under a facultative agreement, the ceding company from time to time during the term of the agreement offers a portion of specific risks to the reinsurer, usually in connection with particular debt obligations. A facultative arrangement further differs from a treaty arrangement in that under a facultative arrangement the reinsurer oftentimes performs its own underwriting credit analysis to determine whether to accept a particular risk, while in a treaty arrangement the reinsurer generally relies on the ceding company's credit analysis. Both treaty and facultative agreements are typically entered into for a term of one year, subject to a right of termination under certain circumstances.

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

INSURANCE BUSINESSES

REINSURANCE OF THE MAJOR MONOLINES

The Company's principal business is the reinsurance of financial guaranty insurance written by the Major Monolines. The Company provides reinsurance on a treaty and/or a facultative basis for such companies. See "Sources of Premiums" in this item. The Company carefully evaluates the risk underwriting and management of treaty customers, monitors the insured portfolio performance and conducts a detailed underwriting review of the facultative insurance it writes. The Company believes that the reinsurance of municipal bond guaranties, which the Company expects will grow in response to the anticipated long-term growth in the municipal bond market, provides a relatively stable source of premium income for the Company. In addition, most premiums received are credited as deferred premium revenue and are earned as the related risks amortize, thereby providing a relatively stable, predictable source of earned premiums.

         PREMIUMS CEDED BY INDIVIDUAL PRIMARY INSURERS. The following table sets forth certain information regarding gross written premiums ceded to the Company in 1999, 1998 and 1997:

                                                      Year Ended December 31,
                     -------------------------------------------------------------------------------------------
                                 1999                          1998                           1997
                                 ----                          ----                           ----
                           Percent of Total              Percent of Total               Percent of Total
Primary Insurer          Gross Premiums Ceded          Gross Premiums Ceded           Gross Premiums Ceded
---------------          --------------------          --------------------           --------------------
MBIA                              44.9%                        30.8% (1)                        45.2% (1)
FSA                               30.3                         30.1                             29.4
AMBAC                             19.9                         30.0                             17.2  (2)
FGIC                               4.5                          8.7                              8.2
Other - Foreign                    0.4                          0.4                               --
                                 -----                        ------                           ------
Total                            100.0%                       100.0%                           100.0%
                                 ======                       ======                           ======


-------------------
(1) Includes 7.3% and 13.6% of total of gross premiums ceded for 1998 and 1997, respectively, by CapMAC, which was acquired by MBIA in February 1998.

(2) Includes 0.5% of total of gross premiums ceded for 1997 by Connie Lee, which was acquired by AMBAC in December 1997.

         INSURANCE PORTFOLIO DATA. The Company seeks to maintain a diversified insurance portfolio designed to spread its risk based on issuer, type of debt obligation insured and geographic concentration. The following table sets forth the distribution of the Company's reinsured monoline-guarantied obligations by bond type as of December 31, 1999:

                                                          As of December 31, 1999
                                              --------------------------------------------------
Type of Obligation                            Insurance in Force(1)       Percent of Total
                                              ---------------------  ---------------------------
                                                              (In billions)
Municipal:

    General obligation/tax supported.........      $  22.9                       30.2%
    Water/sewer/electric/gas.................         12.0                       15.8
    Airports/transportation..................          9.2                       12.1
    Health care..............................          8.0                       10.5
    Investor-owned utilities.................          4.8                        6.3
    Housing revenue..........................          1.5                        2.0
    Other (2)................................          5.3                        7.0
                                                      ----                       ----
       Total municipal.......................         63.7                       83.9
                                                      ----                       ----

Non-municipal
    Consumer obligations.....................          7.3                        9.6
    Commercial mortgage......................          0.2                        0.3
    Other (3)................................          4.7                        6.2
                                                      ----                       ----
       Total non-municipal...................         12.2                       16.1
                                                      ----                       ----
       Total.................................       $ 75.9                      100.0%
                                                   ========                    ======


----------------------
(1) Represents the Company's proportionate share of the aggregate outstanding principal and interest payable on such insured obligations.

(2) Represents other types of municipal obligations, none of which individually constitutes a material amount or percentage of the Company's insurance in force.

(3) Includes $0.5 billion collateralized by corporate debt obligations. The balance represents other types of assets that collateralize obligations reinsured by the Company, none of which individually constitutes a material amount or percentage of the Company's insurance in force.

         The following table identifies by issuer the Company's ten largest single-risk insurance in force amounts outstanding as of December 31, 1999 and the credit rating assigned by Standard & Poor's as of that date (in the absence of financial guaranty insurance) to each such issuer:

                                                                                    Insurance in Force as
Credit                                     Credit Rating      Obligation Type       of December 31, 1999
------                                     -------------      ---------------       --------------------
                                                                                       (In millions)
New York City Municipal Water Finance
   Authority ..........................        A-               Water & Sewer             $1,126
New York City, NY .....................        BBB+          General Obligation              923
Port Authority of New York and New
   Jersey .............................        AA              Transportation                771
State of California ...................        A+            General Obligation              741
Commerzbank - Citibank London .........        AAA           Consumer Obligation             658
Commonwealth of Puerto Rico ...........        A             General Obligation              636
Dade County, Florida Water & Sewer
   System .............................        A                Water & Sewer                603
Hydro Quebec - Province of Quebec
   Guaranteed .........................        A             General Obligation              597
Houston, TX Combined Water & Sewer
   System .............................        A                Water & Sewer                591
San Francisco International Airport,
   CA .................................        A+                  Airport                   558

         The following table sets forth the distribution by state of the Company's insurance in force in connection with its reinsurance of Major Monolines-guarantied obligations as of December 31, 1999:

                                               As of December 31, 1999
                                      ----------------------------------------
Jurisdiction                          Insurance in Force  Percent of Portfolio
------------                          ------------------  --------------------
                                         (In billions)
California .......................          $   9.1           12.0%
New York .........................              8.3           10.9
Florida ..........................              4.8            6.3
Texas ............................              4.3            5.7
Pennsylvania .....................              3.5            4.6
Illinois .........................              3.3            4.4
New Jersey .......................              2.8            3.7
Massachusetts ....................              2.7            3.6
Puerto Rico ......................              2.3            3.0
Ohio .............................              1.9            2.5
Other (1) ........................             32.8           43.3
                                              -----          -----
         Total ...................          $  75.8          100.0%
                                              =====          =====

---------------
(1) Includes $16.4 billion related to pooled or foreign credits for which specific allocation by state is not available. The balance represents all remaining states, the District of Columbia and several foreign countries, in which obligations insured and reinsured by the Company arise, none of which individually constitutes a material portion of the Company's insurance in force.

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

         The Company conducts periodic detailed reviews of each Major Monoline and other carriers with which it does facultative business. That review entails an examination of the primary insurer's operating, underwriting and surveillance procedures; personnel; organization and existing book of business, as well as the primary insurer's underwriting of a sample of business assumed under the treaty. Facultative transactions are reviewed individually under procedures adopted by the Company's credit committee. Any underwriting issues are discussed internally by the Company's credit committee and with the primary insurer's personnel.

         Limitations on the Company's single-risk exposure derive from state insurance regulation, rating agency guidelines and internally established criteria. The primary factor in determining single-risk capacity is the class or sector of business being underwritten. For municipal credits, the Company has self-imposed single-risk guidelines which range widely, depending upon the perceived risk of default of the municipal obligation reinsured. For asset-backed transactions, the Company's single-risk guidelines generally follow state insurance regulation limitations, as well as self-imposed single risk and cumulative servicer-related risk. On individual underwritings, the Company's credit committee may limit its reinsurance participation to an amount below that allowed by the single-risk guidelines noted above. Moreover, the Company relies on ongoing oversight by its credit committee to avoid undue exposure concentration in any given type of obligation or geographic area.

         The Company's surveillance procedures include reviews of those exposures assumed as a reinsurer as to which it may have concerns. The Company also maintains regular communication with the surveillance departments of the ceding primary insurers.

OTHER INSURANCE BUSINESSES

         The Company services certain insurance specialty markets not served by the Major Monolines. In certain of these business areas, the Company operates as a primary insurer in areas or for transactions where the Major Monolines may decline to provide coverage; others involve the Company serving as a reinsurer for certain specialty primary insurers, in some of which the Company has significant equity interests or is otherwise a participant.

         In writing these other insurance lines of business, the Company utilizes its expertise in evaluating complex credit-based risks. These businesses represented 55.6% of the Company's gross premiums written for the year ended December 31, 1999, compared to 38.2% for the preceding year. The Company's business strategy has been to expand and develop further these other insurance lines, which the Company believes have strong profit and growth potential and where the Company's expertise can be utilized.

         Premiums from certain of the Company's other insurance businesses are earned over a significantly shorter period than those from the Company's monoline reinsurance business. The Company's ability to realize consistent levels of earned premiums in these insurance businesses will therefore depend on its ability to write consistent levels of new insurance.

         The following tables set forth certain information concerning the Company's other insurance businesses as of December 31, 1999 and for the year then ended:

                                           Insurance in Force (1)
Category of Other Insurance Business      as of December 31, 1999
------------------------------------      -----------------------
                                               (In billions)
Municipal bonds - direct .........               $  8.4
Asset-backed - direct ............                  0.2
Trade credit......................                  0.8
Financial institutions ...........                  0.1
Other (2).........................                  0.2
                                                   ----
         Total ...................               $  9.7
                                                   ====

----------------------
(1) Does not include insurance in force pursuant to the excess-SIPC/excess-ICS program described below in this section.

(2) Includes $0.1 billion of financial responsibility bonds in force, a line of business that the Company is in the process of exiting.

                                                     Year Ended December 31, 1999
                                         ---------------------------------------------------
                                                  Net Premiums
Category of Other Insurance Business                Written             Premiums Earned
------------------------------------     -------------------------  ------------------------
                                                         (In millions)
Municipal bonds - direct ..........               $  32.1                $   8.3
Asset-backed - direct .............                   2.3                    2.3
Trade credit ......................                  22.2                   20.4
Financial institutions ............                  12.9                    9.4
Other (1) .........................                   1.7                    3.2
                                                    -----                  -----
       Total ......................               $  71.2                $  43.6
                                                    =====                  =====

(1) Includes $1.3 million of net premiums written and $1.6 million of premiums earned for financial responsibility bonds, a line of business that the Company is in the process of exiting.

         MUNICIPAL BONDS. The Company writes municipal bond insurance as a primary insurer in certain transactions where the Major Monolines generally elect not to participate. This writing is focused on various market sectors including tax-backed obligations, infrastructure revenue bonds, health-care bonds, higher education bonds and municipal lease obligations. Each such issue, after being insured, is reviewed by Standard & Poor's and Duff & Phelps, which determine the credit quality of the issue, provide the Company with a "shadow rating" for the transaction and report their findings to the Company.

         ASSET-BACKED SECURITIZATIONS AND OTHER SECURED OBLIGATIONS. The Company writes financial guaranty insurance as a primary insurer for asset-backed transactions or securitizations. These are a form of structured financing which are distinguished from unsecured debt issues by being secured by a specific pool of assets held by the issuing entity, rather than relying on the general unsecured creditworthiness of the issuer of the obligation. While the securitizations that the Company insures represent interests in pools of assets, such as residential and commercial mortgages and credit card and auto loan receivables, the Company, has also insured debt obligations secured by one or a few assets, such as utility mortgage bonds and multi-family housing bonds. Generally, prior to being insured, each such transaction is reviewed by Standard & Poor's and Duff & Phelps, which determine the credit quality of the issue and report their findings to the Company and provide the Company with a "shadow rating" and an estimate of the required capital charge for the transaction.

         TRADE CREDIT REINSURANCE. Trade credit reinsurance protects sellers of goods under certain circumstances against non-payment of the receivables they hold from buyers of those goods. The Company covers receivables both where the buyer and seller are in the same country as well as cross-border receivables. Sometimes in the latter instance, the coverage extends to certain political risks (foreign currency controls, expropriation, etc.) that interfere with the payment from the buyer.

         The Company is a member-reinsurer, together with Great American Insurance Company, of the Foreign Credit Insurance Association ("FCIA"), which guaranties export financing for transactions primarily between U.S. exporters and foreign purchasers.

         As of December 31, 1999, Enhance Financial owned an indirect 36.5% equity interest in Exporters Insurance Company Ltd. ("Exporters"), an insurer of primarily foreign trade receivables for multinational companies. While Enhance Financial's equity interest in Exporters represents 54% of the voting interest, Enhance Financial believes that it does not control Exporters. The Company provides significant reinsurance capacity to this joint venture on a quota-share, surplus share and excess-of-loss basis.

         In addition, the Company participates in proportional and non-proportional reinsurance treaties with 27 credit insurers, including many in Europe. The largest relationships in terms of premiums are with Gerling Globale (domiciled in Germany), FCIA (domiciled in the United States), the Euler Group (major subsidiaries domiciled in France, Belgium, the Netherlands, the United Kingdom, Italy and the United States), the NCM Group (major subsidiaries domiciled in the Netherlands, the United Kingdom, Scandinavia and the United States) and Exporters (domiciled in Bermuda). In order to expand the trade credit reinsurance business, in 1999 the Company established a contact office in London, England, to market and manage relationships with trade credit primary insurers. Upon receipt of appropriate authorizations in the United Kingdom, the London office will also underwrite trade credit insurance and reinsurance.

         FINANCIAL INSTITUTIONS. In its principal product line for its financial institutions group, the Company writes surety bonds for the protection of customers of large securities brokers against the loss of securities, and in some cases, cash, in their brokerage accounts in the event of the broker's insolvency and liquidation. Bonds issued under this program typically provide coverage for loss per account in excess of the $500,000 in the case of loss covered by the U.S.-government-established Securities Investor Protection Corporation ("SIPC"), or 48,000 pounds sterling (approximately $78,000) in the case of loss covered by the U.K.-government-established Investors Compensation Scheme ("ICS"). The coverage is offered only to the members of the securities brokerage community that meet specific financial, legal and operating criteria established by the Company.

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

         FINANCIAL RESPONSIBILITY BONDS. The Company owns substantially the entire interest in Van-American Insurance Company ("Van-Am"), which writes reclamation bonds for the coal mining industry, generally in strip mining ventures, and surety bonds covering the closure and post-closure obligations of landfill operators. Asset Guaranty reinsures the reclamation bonds for the coal mining industry issued by Van-Am on both a treaty and facultative basis and surety bonds for landfill operators issued by Van-Am on a facultative basis only. Due to intense pricing competition in Van-Am's core business and a poor strategic fit with the Company's other operations, the Company decided in 1998 to exit this line of business. The Company sold a portion of Van-Am's business in 1999 and will either sell its remaining interest in Van-Am or wind-down Van-Am's operations, thereby exiting this line of business. The Company has engaged an investment advisor to assist in completing the divestiture of Van-Am, which, if at all, is expected to occur in 2000.

         UNDERWRITING PROCESS AND SURVEILLANCE. The underwriting criteria applied in evaluating a given issue for primary insurance coverage and the internal procedures (for example, credit committee review) for approval of the issue are substantially the same as for the underwriting of reinsurance. See "Reinsurance of the Major Monolines -- Underwriting Staffing, Policies and Procedures" in this section. The entire underwriting responsibility rests with the Company as the primary insurer. As a result, the Company participates more actively in the structuring of the transaction than it does as a reinsurer. The Company conducts, in most cases annually, in-depth surveillance of issues insured as a primary insurer.

SOURCES OF PREMIUMS

         The following table sets forth certain information regarding insurance business assumed and written by the Company:


                                                           Year Ended December 31, 1999
                            --------------------------------------------------------------------------------------------
                                                                                            Premiums
                                                                         Gross Premiums     Earned as
                                                                           Written as      Percent of
                                Gross           Net                        Percent of         Total      Premium Earned
                              Premiums       Premiums       Premiums      Total Gross       Premiums     as Percent of
   Sources of Premiums         Written        Written        Earned     Premiums Written     Earned      Total Revenues
   --------------------        ---------     --------       --------   ------------------   --------     ---------------
                                           (In millions)
Financial guaranty
     reinsurance:                 $61.7          $61.7         $60.3           44.4%           58.0%           30.5%
Direct Insurance:
     Municipal bonds               32.2           32.1           8.3           23.2             8.0              4.2
     Asset-backed                   2.4            2.3           2.3            1.7             2.2              1.2
     Financial institutions        18.4           12.9           9.4           13.2            11.7              4.8
Other insurance (1)..              24.3           24.0          23.6           17.5            20.1             11.9
                                   ----           ----          ----           ----            ----             ----
                                 $139.0         $133.0        $103.9          100.0%          100.0%           52.6%
                                 ======         ======        ======          ======          ======           =====

---------------
(1) Includes business written by the Company as a primary insurer in lines other than municipal bond, asset-backed direct or financial institutions insurance lines. For the year ended December 31, 1999, no single primary insurer included in "Other insurance" provided greater than 2.9%, 3.0% and 3.9% of gross premiums written, net premiums written and premiums earned, respectively.

         The following table sets forth certain information regarding insurance business assumed and written by the Company with respect to financial guaranty reinsurance:

                                              Gross Premiums
                                            Written as Percent    Premiums Earned as      Premium Earned
      Source of Financial Guaranty            of Total Gross       Percent of Total       as Percent of
          Reinsurance Premiums               Premiums Written      Premiums Earned        Total Revenues
      -----------------------------        ------------------    -------------------    -----------------
MBIA ....................                             19.9%               27.1%               14.3%
AMBAC ...................                             13.6                13.2                 6.9
FSA .....................                              8.8                10.5                 5.5
FGIC ....................                              2.0                 7.1                 3.7
Other - Foreign .........                              0.1                 0.1                 0.1
                                                      ----                ----                ----
  Total .................                             44.4%               58.0%               30.5%
                                                      ====                ====                ====

         The Company has maintained close and long-standing relationships with the Major Monolines, dating essentially from either the Company's or the given primary insurer's inception. In the Company's opinion, these relationships provide the Company with a comprehensive understanding of its clients' procedures and reinsurance requirements and allow the clients to utilize the Company's underwriting expertise effectively, thus improving the service they receive.

         The Company is a party to facultative agreements with all, and a party to treaty agreements with all except one of, the Major Monolines. The Company's facultative and treaty agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with the New York Insurance Law (the "Insurance Law") and to maintain a specified claims-paying ability or financial strength rating for the particular Insurance Subsidiary or (iii) upon certain changes of control of the Company. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement. See "Rating Agencies" in this section for further discussion of the impact of a ratings downgrade on the Company's facultative and treaty reinsurance agreements.

REINSURANCE CEDED

         The Company is a party to certain facultative retrocession agreements, pursuant to which it cedes to certain retrocessionnaires a portion of its reinsurance exposure. Since it is required to pay its obligations in full to the primary insurer regardless of whether it is entitled to receive payments from its retrocessionnaire, the Company believes that it is important that its retrocessionnaires be very creditworthy. The Company also cedes to reinsurers a portion of its direct insurance exposure, and the foregoing also describes in general the relationship between the Company and its reinsurers.

         The Company has historically retroceded relatively little of its financial guaranty reinsurance exposure for risk management reasons. In its specialty insurance businesses, the Company in recent years has reinsured a portion of its direct insurance exposure, particularly that incurred in its excess-SIPC/excess-ICS program, principally in order to comply with applicable regulatory single-risk limitations. Most of the reinsurance capacity for its excess-SIPC/excess-ICS program is provided by certain of the Major Monolines. In addition, the Company retrocedes a portion of its trade credit reinsurance business from FCIA to several international reinsurance companies.

         Enhance Re is party to an excess-of-loss reinsurance agreement with Hannover Ruckversicherungs AG ("Hannover Re") under which it is entitled, subject to certain conditions, to draw from Hannover Re up to $25 million under certain circumstances. The agreement has a term of one year and is cancelable annually at the option of either party, except that the Company has the option to force a seven-year run-off period. Hannover Re is a German reinsurance company that has a claims-paying ability rating from Standard & Poor's of AA+.

         Gross written premiums of $6.0 million were ceded or retroceded by the Insurance Subsidiaries to unaffiliated companies in 1999, of which amount 48.0% was ceded or retroceded to insurance companies having AA claims-paying ability ratings from Standard & Poor's.

LOSS EXPERIENCE

         The Company establishes a provision for losses and related loss adjustment expenses ("LAE") as to a particular insured risk when the primary insurer reports a loss on the risk or when, in the Company's opinion, the risk is in default or a default is probable and the amount of the loss is reasonably estimable. The Company bases a provision for losses and LAE on the estimated loss, including expenses associated with settlement of the loss, through the full term of the insured obligation. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the Company's ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. On any given municipal and asset-backed reinsurance transaction, the Company and its primary insurer customers underwrite with a zero-loss underwriting objective. For the trade credit reinsurance business, loss reserves are established based on historical loss development patterns experienced by the Company and by ceding companies in similar businesses. The estimate of reserves for losses and LAE, which includes a non-specific loss reserve, is periodically evaluated by the Company, and changes in estimate are reflected in income currently.

         As a result of a refinement in its reserving methodology for its insured financial guaranty portfolio and relative risk-adjusted par exposure, the Company increased its unallocated or non-specific reserve for losses and LAE in the fourth quarter of 1999 by $12.5 million, bringing its total unallocated or non-specific loss and LAE reserve for the financial guaranty business to $19.2 million. The Company believes that after giving effect to this increase, its reserves for losses and LAE, including case and unallocated or non-specific reserves, are adequate to cover the ultimate net cost of claims. However, the reserves are necessarily based on estimates, and there can be no assurance that the ultimate liability will not exceed such estimates. The Company also recorded an increase in operating reserves of $1.2 million in the fourth quarter of 1999 to reflect a re-evaluation of operating losses that would occur were it unable to sell Van-Am.

         As it anticipated, the Company has experienced relatively higher loss levels in certain of its other insurance businesses than it experienced in its financial guaranty reinsurance business. See "Other Insurance Businesses" in this section. The Company believes that the higher premiums it receives in these businesses adequately compensate it for the risks involved.

         At December 31, 1999, the Company had established $49.7 million in net reserves for losses and LAE (of which $30.3 represented incurred but not reported and non-specific reserves). The following table sets forth certain information regarding the Company's loss experience for the years indicated:



                                                                   Year Ended December 31,
                                                 ------------------------------------------------------------
                                                        1999                1998                 1997
                                                        ----                ----                 ----
                                                                        (In millions)
Net reserve for losses and LAE beginning of
  year ......................................               $  33.7             $  31.0             $  26.3
Net provision for losses and LAE
    Occurring in current year ...............                  16.7                 6.0                 6.0
    Occurring in prior years ................                   9.5                 4.3                 3.7
                                                              -----               -----               -----
         Total ..............................                  26.2                10.3                 9.7
                                                              -----               -----               -----
Net payments for losses and LAE
   Occurring in current year ................                   1.5                 0.4                 0.7
   Occurring in prior years .................                   8.7                 7.2                 4.3
                                                              -----               -----               -----
         Total ..............................                  10.2                 7.6                 5.0
                                                              -----               -----               -----
Net reserve for losses and LAE at end of year
                                                            $  49.7             $  33.7             $  31.0
                                                              =====               =====               =====

         The incurred loss and paid loss information presented above is classified as "current year" and "prior year" based upon the year in which the related reinsurance contract or insurance policy was underwritten. Therefore, amounts presented as "Occurring in prior years" are not indicative of redundancies or deficiencies in total reserves held as of prior year ends. During the years ended December 31, 1999, 1998 and 1997, the actual adverse (redundant) development of reserves held as of prior year-ends was $2.3 million, $(0.2) million and $1.5 million, respectively.

         In 1999, 1998 and 1997, the Company recorded losses of $9.9 million, $6.5 million, and $8.1 million, respectively, in connection with its credit and surety businesses.

ASSET-BASED BUSINESSES

         The Company is engaged in several additional lines of business that utilize its core skills in complex credit analysis and securitizations and, in certain cases, its strategic relationships.

C-BASS

         The Company and MGIC each own 46% interest in Credit-Based Asset Servicing and Securitization LLC (together with its subsidiaries "C-BASS"), a New York City-based joint venture, with the remaining 8% owned by an entity owned by certain senior managers of C-BASS.

         C-BASS is a mortgage investment and servicing firm specializing in credit sensitive, single-family residential mortgage assets and residential mortgage-backed securities. C-BASS invests in whole loans, single-family residential properties that have been, or are being, foreclosed, subordinated securities (or "B pieces") collateralized by residential loans and seller-financed notes. By using sophisticated analytics, C-BASS essentially seeks to take advantage of what it believes to be the mispricing of credit risk for certain of these assets in the marketplace. In addition, its residential mortgage servicing company, Litton Loan Servicing LP ("Litton"), which specializes in loss mitigation, default collection, collection of insurance claims and guaranty collections under government-sponsored mortgage programs, services whole loans and real estate. Litton's subsidiaries service seller-financed loans and buy and sell seller-financed loans. As part of its investment strategy, C-BASS holds some assets on its books, securitizes certain assets and sells other assets directly into the secondary market.

         The principal elements of C-BASS's business strategy include:

          - the evaluation of whole loans and B pieces, using detailed loan-by-loan credit-based models and information derived from comprehensive databases, including foreclosure frequency rates and related data from MGIC;

          - purchases of whole loans and B pieces from banks, thrifts, insurance companies, broker-dealers, and other investors;

          - servicing of these assets through Litton and C-BASS's other subsidiaries, focusing on loss mitigation of delinquent and defaulted loans; and

          - structuring/securitization of these assets to minimize funding costs and liquidity risks.

         C-BASS markets its products and services directly to financial institutions, mortgage originators and institutional investors originating or purchasing residential mortgages, to entities servicing residential mortgage loans, and to entities originating or purchasing subordinated residential mortgage-backed securities. In addition, in connection with its seller-financed-mortgage business, C-BASS employs a direct sales force and direct mailings to sell or purchase its products.

         C-BASS generate revenues from whole loans and B pieces, by earning net interest income, i.e. the spread between (a) the interest rate on the whole loans or the yield on the B pieces and (b) the cost of debt incurred to finance the acquisition of these assets. C-BASS purchases whole loans in the secondary market and records a gain or loss on sale of the assets when they are liquidated or securitized. C-BASS purchases B pieces at a discount or retains them from C-BASS's whole loan securitizations. If C-BASS securitizes the B pieces, C-BASS generates profits on the gain on sale of the B pieces and retains a subordinated tranche. Since commencing securitizations in February 1997, C-BASS has completed 14 such transactions, ranging in size from $30 million to $310 million. In addition, Litton and Litton's subsidiaries earn fees for servicing loans and real estate owned by C-BASS or unrelated third parties.

         During the time that C-BASS owns an asset, which can be as short as 30 days, its value is vulnerable to interest rate risk, credit risk and prepayment risk. Operational risks exist in the servicing of the credit-sensitive mortgage assets in which C-BASS specializes, as well as the risk of reduced or uncertain value or marketability of the mortgage-related assets C-BASS holds, especially the B-pieces. C-BASS seeks to operate in a manner as to minimize interest rate risk even at the expense of additional credit risk. However, C-BASS is still exposed to interest rate risk. An increase in interest rates generally, because it would increase the cost of borrowed funds, would decrease C-BASS's net interest income and adversely affect, possibly materially, C-BASS's profitably and liquidity. Interest rate increases would also adversely affect the price of securities issued by C-BASS, especially investment grade securities, and thereby the gain on sale realized from the securitization of C-BASS assets. A decrease in interest rates could also adversely affect the price of securities issued by C-BASS because the decrease may increase investors' expectation of faster mortgage prepayments, reducing the cash flow expected to be received by the investors. Performing and subperforming mortgages and B-pieces can change in value due to changes in interest rates, with the relationship generally being inverse, except in the case of certain extremely prepayment-sensitive securities. C-BASS uses hedging strategies to mitigate the impact of interest rate increases or decreases on its portfolio. In addition, the success of C-BASS's business is highly dependent on residential housing prices in the United States. Since one of C-BASS's major strategies is taking credit risk, a substantial deterioration in the value of housing would adversely affect its assets. Furthermore, investment in B-pieces, which, at December 31, 1999, represented approximately 40% of the total assets of C-BASS, carries special credit risks inasmuch as these securities absorb losses prior to all senior securities in the pool of mortgages comprising the given security issue. C-BASS attempts to mitigate this risk through detailed loss projections and intensive sensitivity analysis on the purchase assumptions on a proposed pool in order to project a range of possible values. Additionally, C-BASS actively monitors and conducts surveillance of its owned B pieces.

         C-BASS faces direct competition in its whole loan acquisition activities. Since C-BASS does not originate loans, it must purchase from third parties the whole loans that it securitizes or sells generally in auctions in competitive bid circumstances. C-BASS competes in these auctions with mortgage companies, finance companies, savings and loan institutions and other financial institutions. Many of its competitors are larger than C-BASS, have more financial resources than C-BASS, or have more salespeople to call on sellers of whole loans. New competitors that periodically enter C-BASS's markets and begin to purchase whole loans, may influence the price at which C-BASS can purchase whole loans. There are a limited number of direct competitors of C-BASS in its seller-financed residential mortgages purchase and servicing programs.

         In addition to servicing the whole loans that C-BASS owns and securitizes, from time to time Litton purchases servicing rights for loans held by third parties. Litton competes with mortgage companies, commercial banks, thrift institutions and other consumer finance companies for these servicing rights on a national scale, and many of such competitors may be larger or better-known than Litton.

SINGER ASSET FINANCE COMPANY, L.L.C. AND ENHANCE LIFE BENEFITS L.L.C.

         Enhance Financial's wholly-owned subsidiary, Singer Asset Finance Company, L.L.C. ("Singer"), conducting business from New York City and Boca Raton, Florida offices, is a specialty finance company that acquires individuals' rights to receive deferred payments owed by investment-grade obligors. Currently, Singer will buy (or lend against), pool and securitize: (i) structured settlement payment rights, i.e. installment amounts payable to an individual in settlement of his or her personal injury claim where highly-rated insurance companies are the obligors, and (ii) state-operated lottery prize payment rights, where governmental or quasi-governmental entities are the obligors. Singer either purchases the right to the deferred payments from individuals or buys loans secured by individuals' rights to receive the deferred payments. Singer then packages these structured settlements and lottery prize payment rights into pools and sells the pools to the capital markets.

         According to reliable industry sources, approximately $4 billion to $5 billion in new structured settlements are generated in the United States annually. Structured settlements are an attractive option for claimants and insurance companies because they (i) offer favorable tax treatment; (ii) permit payment flexibility and incorporation of investment management features; and
(iii) lower the cost of compensating victims and thereby help foster timely settlement of litigation. From the claimant's standpoint, however, structured settlements also have the significant drawback of inflexibility. Should a claimant's financial needs or circumstances change, the fixed payment schedule of a structured settlement may no longer be satisfactory. Singer's funding program offers those claimants the ability to convert their rights to future payments into cash that they can use for such purposes as paying medical or tuition expenses, purchasing or improving a home, starting a business or repaying debt. Singer's underwriting standards prohibit it from knowingly entering into transactions with individuals who depend on their structured settlement payments for basic income maintenance or ongoing medical care and treatment.

         A framework of state statutes is emerging that regulate the structured settlement factoring and secured lending business. Twelve states require that certain disclosure and notifications be given in connection with each transaction. Another twelve states are considering similar statutes. Most of the states that regulate transfers of structured settlement payment rights further require that a court approve the transfer of structured settlement payment rights. Enactment of these new laws and compliance with their requirements is likely to raise the cost of processing transactions. However, Singer has supported these legislative initiatives in the belief that these new laws provide certainty to this business. This reduces Singer's effective cost-of-funds by affording additional security to the institutional investors that bid for interests in these payment streams in the secondary market as described below. Singer's structured settlement business will likely become subject to similar or other government regulation in additional states or at the federal level.

         According to reliable industry sources, over $35 billion is spent annually on lottery tickets in the United States, and over $18 billion is paid out annually in lottery prizes. In the past, winners of large jackpots were required to accept their prizes in annual installments extending over 20 or more years. Many of these winners prefer to realize the benefits of their prize more quickly by receiving a lump sum payment from a third party such as Singer in exchange for all or designated installments of their lottery prizes. During 1999, Singer purchased future lottery payment streams aggregating over $224 million in undiscounted future values.

         There always has been significant state regulation of the purchase of lottery prize payments, and the trend is toward increasing consumer safeguards. All states that permit the sale of lottery prizes (which now number 19 plus the District of Columbia) require the purchaser to obtain a court order to authorize each such transfer, with some states also mandating standard forms of disclosures to the sellers. The Company believes these laws benefit Singer and other purchasers of lottery prizes by lifting prior bans on the sale of lottery prizes and enhancing certainty of payment for the purchasers.

         While the changing regulatory environment has expanded the market geographically, nearly every lottery has in recent years revised its game rules to afford new lottery winners the option of a single-payment jackpot. In December 1998, Congress enacted technical changes to the Internal Revenue Code permitting lotteries to afford winners up to 90 days AFTER a prize drawing to decide whether to accept cash or payment over time. Since that change has been implemented by the states through 1999, nearly every new lottery winner has elected to take "up-front" cash rather than payment over time. As a consequence, the total number of lottery "millionaires" being paid over time is now decreasing. In addition, a recent change in the federal income tax law has allowed lotteries to offer their own PAST winners a limited opportunity to "cash out" directly with the state. That "transition rule" has been in effect since July 1, 1999 and will remain in effect (under current law) through December 31, 2000. Pursuant to that transition rule, a number of state lotteries (including Georgia, Illinois, Iowa, Virginia and Wisconsin) are now offering to "cash out" their own past winners. While additional states have allowed (and most likely, will allow) more winners to sell prizes to third-party purchasers, that positive effect on revenues has been offset by competition from the state lotteries themselves, which now offer new players (and in some cases, past winners) a direct "cash option."

         Singer relies on brokers to originate structured settlements and lottery payment receivables, and it markets to individuals through direct marketing activities, including the activities of its employee sales force.

         Working with leading financial institutions since 1995, Singer has securitized $154 million and $637 million in structured settlement and lottery prizes payment streams, respectively.

         As an "originator" of rights to receive these payments, Singer faces competition from other specialty finance companies. Competition can take many forms, including price, convenience and service. Overall volume, margins and relative market share may be affected by fluctuations in interest rates and general economic conditions. All other things being equal, rising market interest rates are likely to depress demand for Singer's services and/or narrow its margins. Furthermore, the level of gross profit realized upon the sale of these types of receivables may attract additional competitors with the effect of reducing the gains that may be realized by Singer on future sales and securitizations.

         In August 1998, the Company acquired Enhance Life Benefits LLC ("ELB"), which engages in the viatical settlement business (i.e., the purchase of, or lending against life insurance policies owned by individuals suffering from terminal illnesses) and utilizes marketing and securitization techniques similar to those used by Singer for structured settlement payment streams and lottery prizes. ELB has securitized viatical payment streams through two transactions, both in 1999.

         ELB receives funding to purchase viatical settlements from sophisticated institutional investors that invest in large pools of policies with the expectation of modest, predictable returns. In contrast, most of ELB's competitors rely upon funding provided by individuals who purchase single policies with the hope of experiencing windfall returns. ELB's strategy has been to use institutional investment funds to buy and pool portfolios of policies, with investor risks mitigated through the use of reinsurance. The Company believes that this approach will afford ELB an advantage over competitors, who are now finding it increasingly difficult to persuade individuals to invest in viatical settlements. Medical advances, particularly with respect to AIDS-related diseases, will most likely create a slower growth rate in the viatical settlement market in general. ELB relies primarily on brokers and health caretakers to locate and originate the purchase of viatical settlements. ELB adheres to strict underwriting guidelines in its purchase and pricing of viatical settlements.

         ELB holds viatical settlement provider's licenses in 17 of the 22 states that have enacted viatical settlement acts requiring such a license (as well as a broker's license) to do business in those states, and it either has license applications pending or intends to file license applications in the other five states. The viatical settlement laws vary widely from state to state. Of the 22 states that have licensing requirements for viatical settlement providers and brokers, most regulate the sale of life insurance by the original insured or policy owner to a viatical settlement provider, but do not regulate the sale of investments in life policies. The National Association of Insurance Commissioners (the "NAIC") and the National Conference of Insurance Legislators are expected to adopt comprehensive model acts that would also regulate viatical settlement providers' re-sale of interests in life policies to individual investors. Finally, some states have enacted legislation defining viatical settlement contracts as a "security" subject to those states' securities regulations when sold as an investment. The Company supports the regulation of viatical settlements and is an active participant across the country in the legislative and rule-making process.

OTHER ASSET-BASED BUSINESSES

         The Company and MGIC each own 45.5% interests in Sherman Financial Group LLC ("Sherman"), a New York City-based joint venture, with the remaining 9% owned by certain senior managers of Sherman. Sherman is an integrated financial services company which purchases, services and eventually securitizes delinquent consumer assets acquired at deep discounts, including charged-off credit card receivables, Chapter 13 bankruptcy plan receivables and other delinquent consumer assets. To that end, in 1998, the Company acquired a leading servicer and collector of delinquent consumer assets, which the Company contributed to Sherman in November 1999, and in 1999, Sherman acquired the assets of a leading provider of marketing analytics and diligence services to purchasers of unsecured delinquent consumer assets. Sherman purchases delinquent consumer assets from national financial institutions and major retail corporations. In addition, Sherman provides capital markets sourcing services (on a fee basis) for the purchase of bank card receivable portfolios. The Company has committed to contribute an aggregate of $20.2 million to the capital of Sherman, of which $9.0 million had been contributed as of December 31, 1999.

         Enhance Financial and Swiss Reinsurance Company ("Swiss Re") each own 45% interests in SBF Participacoes Ltda ("SBF"), a Brazilian insurance holding company, which is the parent holding company of UBF Garantias & Seguros SA, one of Brazil's largest credit insurance and surety insurance companies ("UBF"), which owns Seguradora Brasileira de Fiancas, an entity previously owned 25% by each of Enhance Financial and Swiss Re. The remainder of SBF is owned by UBF's management and private Brazilian investors. The Company anticipates that the business of UBF will expand in the Latin American insurance and other credit-related markets and opportunities.

         The Company owns an 80% interest in AGS Financial LLC ("AGS"), a New York City-based venture. with the remaining 20% owned by certain senior managers and founders of the predecessor to AGS. AGS is focused on structured finance, asset servicing and specialized investment banking services in Latin American markets. The Company formed AGS in 1998 to utilize resources made available to the Company through its interest in SBF. To date, AGS has been a major participant in the development of some of the most innovative origination and servicing capabilities critical to successful securitization programs in selected Latin American markets.

INVESTMENTS AND INVESTMENT POLICY

         The Company's investment portfolio, consisting primarily of municipal bonds, mortgage-backed securities, corporate bonds, asset-backed securities and privately placed securities is managed with a view to maximizing after-tax income. As of December 31, 1999, 81.6% of the portfolio is managed internally, while the remaining 18.4% is allocated to two external specialty managers. All investments are guided by the Company's general investment objectives and policies, including guidelines relating to average maturities and quality, which are periodically reviewed and revised as appropriate. The investment policies are designed to achieve diversification of the portfolio. Investments are almost entirely fixed income securities, with a mix of taxable and tax-exempt investments looking to maximize the net income of the Company.

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

         Specifically, the Company's investment guidelines require, among other things, that (a) no single investment represent greater than 10% of the Company's admitted assets (as determined in accordance with statutory accounting principles) and (b) investments in securities of any one entity not exceed 3% percent of the Company's admitted assets as of the prior year-end. As of December 31, 1999, such limits for Enhance Re were $72.0 million and $21.6 million, respectively and for Asset Guaranty were $27.3 million and $8.2 million, respectively.

         As of December 31, 1999, the Company had an aggregate investment in Overlapping Investments of $177.7 million, representing 0.2% of the Company's $85.6 billion total insurance exposure as of such date.

         The Company also complies with insurance risk exposure limits for any single insured in accordance with the Insurance Law. At December 31, 1999, such limits were $241.8 million for Enhance Re and $90.5 million for Asset Guaranty. It is the Company's policy to review its investment portfolio in light of these limits, and if the sum of the insurance risk exposure plus the investment portfolio exposure of a single issuer exceeds the statutory limit for insurance risk exposure, the Company reviews its investment portfolio of such issuer for any necessary remedial action with respect to the Overlapping Investments.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies all securities at the time of purchase as either "held to maturity" or "available for sale." Securities held to maturity are those securities that the Company intends and has the ability to hold until maturity and are carried at amortized cost. All other fixed maturity securities are classified as available for sale, are carried at fair value and may be sold in response to changes in interest rates, prepayment risk, payment of losses and other factors. Unrealized gains and losses, net of taxes, on the available-for-sale portfolio are charged or credited to accumulated other comprehensive income.

         The Company intends to hold 18.5% (based on carrying value) of its invested assets, excluding Other Invested Assets, to maturity, and, accordingly, in accordance with SFAS No. 115, they are accounted for on an amortized cost basis.

         The following tables set forth certain information concerning the types of investments and maturities composing the investment portfolio of the Company.

                                                                   As of December 31, 1999
                                                      -----------------------------------------------
                                                                                      Weighted Average
            Investment Category (1)                   Carrying Value (2)                 Yield (3)
            -----------------------                   ------------------                 ---------
                                                     (Dollars in millions)
FIXED MATURITIES, HELD TO MATURITY
   Private placements .........................               $   90.7                     8.85%
   Municipal obligations - tax exempt .........                   77.2                     6.57
   Corporate securities .......................                    3.6                     8.41
   U.S. Government obligations ................                    6.1                     6.51
                                                              --------                    -----
     Total ....................................               $  177.6                     7.77%
                                                              --------
FIXED MATURITIES, AVAILABLE FOR SALE
   Municipal obligations - tax exempt .........               $  539.8                     5.42%
   Mortgage-backed securities .................                  117.5                     7.30
   Corporate securities .......................                   54.8                     7.61
   Asset-backed securities ....................                   19.5                     8.71

   U.S. Government obligations ................                   14.4                     5.81
                                                              --------
     Total ....................................               $  746.0                     5.97%
                                                              --------
Short-term investments.........................                   34.7                     5.25
Common stocks..................................                    0.8                     8.57
                                                              --------
     Total Investments .........................              $  959.1                     6.26%
                                                              ========

-------------
(1)  Excludes Other Invested Assets. See Note 6 of
     Notes to Consolidated Financial Statements.

(2) Investments in fixed maturities in the held-to-maturity portfolio are carried at amortized cost. Investments in fixed maturities in the available-for-sale portfolio are carried at market value. Short-term investments are carried at cost, which approximates their market values. Common stocks are carried at market value. Unrealized gains and losses on fixed maturities available for sale and common stocks are reflected in accumulated other comprehensive income, net of tax.

(3) Represents yield to maturity on fixed maturities and current yield on common stocks and certain short-term investments. All amounts are stated on a pre-tax basis.


             Maturity of Fixed Maturities                      Carrying Value as of December 31, 1999
             ----------------------------                      --------------------------------------
                                                                           (In millions)
HELD TO MATURITY (1)
          Due in one year or less ........................               $   10.4
          Due after one year through five years ..........                   64.3
          Due after five years through ten years .........                   53.3
          Due after ten years ............................                   49.6
                                                                           ------
              Total (2) ..................................               $  177.6
                                                                           ======
AVAILABLE FOR SALE (3)
          Due in one year or less ........................               $     --
          Due after one year through five years ..........                   47.5
          Due after five years through ten years .........                  129.5
          Due after ten years ............................                  569.0
                                                                           ------
              Total (4) ..................................               $  746.0
                                                                           ======

--------------
(1) The weighted average maturity of the held to maturity portfolio is estimated to be 4.2 years as of December 31, 1999.

(2) Investments in fixed maturities in the held-to-maturity portfolio are carried at amortized cost. Total market value as of December 31, 1999 of fixed maturities, held to maturity, was $181.5 million.

(3) The weighted average maturity of the available for sale portfolio as of December 31, 1999 is estimated to be 14.2 years.

(4) Investments in fixed maturities in the available-for-sale portfolio are carried at market value. Total amortized cost of fixed maturities, available for sale, as of December 31, 1999 was $778.8 million.

         The Company has an investment policy of maintaining an investment portfolio having a weighted average credit rating of not lower than AA. The Company's adherence to these policies is reflected in the following table setting forth certain information concerning the rating of the Company's investments by Standard & Poor's.

                                                                     Percent of Investment Portfolio
Rating                                                                   as of December 31, 1999
------                                                                ------------------------------
AAA (1) ..................................................                           53.6%
AA .......................................................                           31.8
A  .......................................................                           10.6
Other (2) .................................................                           4.0

----------------
(1) Includes U.S. Treasury and agency obligations, which constituted 2.1% of the total portfolio as of December 31, 1999.

(2) Consists of common stock, unrated securities and securities rated less than A.

         In April 1999, the Company purchased for a net purchase price of $9.3 million a portfolio of approximately 500 residential mortgage-backed securities. The transaction was structured by C-BASS, which also manages and services the portfolio for the Company. The transaction is expected to produce significant pre-tax economic profits over the life of the acquired portfolio, which is anticipated to be for a period of eight to ten years. Additionally, the transaction will provide ancillary benefits that will result in a lowering of the Company's effective income tax rate in 1999 and beyond. The Company currently expects that it will continue to receive tax benefits from the portfolio at a level comparable to the current year at least through 2001 and will receive some additional tax benefits over a period of six to eight years thereafter. However, the amount of pre-tax economic profits and tax benefits recognized from year to year may vary significantly depending on factors relating to the portfolio, some of which are outside the control of the Company. The Company does not consider this investment a part of its investment portfolio and has classified it on its balance sheet as Investment - Other Invested Assets. See Note 6 to Notes to Consolidated Financial Statements for more information about this transaction and the expected income tax ramifications resulting therefrom.

MARKETING

         Most of the Company's business derives from relationships it has established and maintains with many of the primary insurance companies. These relationships provide business for the Company in the following major areas: (1) reinsurance for municipal bonds and asset-backed securities (in which area the Company currently has either treaty or facultative agreements with all the highest rated monoline primary companies); (2) trade credit reinsurance; and (3) reinsurance for affiliated-companies reinsurance (including Exporters and FCIA).

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

COMPETITION

         REINSURANCE OF MONOLINE FINANCIAL GUARANTIES. The Company is subject to competition from three companies that specialize in financial guaranty reinsurance -- Capital Reinsurance Company ("Capital Re"), Axa Reassurance Finance, S.A ("Axa") and RAM Reinsurance Co. Ltd ("Ram Re"), which the Company believes provide, together with the Company, most of the reinsurance capacity to the Major Monolines. In addition, several multiline insurers have recently increased their participation in financial guaranty reinsurance. Certain of these multiline insurers have formed strategic alliances with some of the U.S. primary financial guaranty insurers. The Company believes that it and Capital Re have the largest and roughly equivalent shares of financial guaranty premiums ceded by the highest rated monoline primary insurers inclusive of both treaty and facultative business. In December 1999, ACE Limited acquired Capital Re. The financial strength ratings of Capital Re have to date not been affected by such acquisition and remain the same as Enhance Re's. It is unclear the effect, if any, of this acquisition on the Company, including its competitive position.

         Competition in the financial guaranty reinsurance business is based upon many factors, including overall financial strength, pricing, service and evaluation by the rating agencies of claims-paying ability or financial strength. The agencies allow credit to a ceding primary insurer's capital requirements and single-risk limits for reinsurance ceded in an amount that is a function of the claims-paying ability or financial strength rating of the reinsurer. See "Rating Agencies" in this section. The Company believes that competition from multiline reinsurers and new monoline financial guaranty insurers will continue to be limited due to (a) the declining number of multiline insurers with the requisite financial strength and (b) the barriers to entry for new reinsurers posed by state insurance law and rating agency criteria governing minimum capitalization.

         Financial guaranty insurance, including municipal bond insurance, also competes with other forms of credit enhancement, including letters of credit and guaranties provided primarily by foreign banks and other financial institutions, some of which are governmental entities or have been assigned the highest credit ratings awarded by one or more of the major rating agencies. However, these credit enhancements serve to provide primary insurers with increased insurance capacity only for rating agency purposes. They do not qualify as capital for state regulatory purposes, nor do they constitute credit against specific liabilities that would allow the primary insurer greater single-risk capacity.

         OTHER INSURANCE BUSINESSES. The Company believes that there are a number of direct competitors of the Company in its other insurance businesses, some of which have greater financial and other resources than the Company. The Company has limited its activities in these market areas to those activities that are not served by the Major Monolines. As a primary insurer, the Company writes insurance on those types of municipal bonds with respect to which such primary insurers have generally declined to participate because of the size or complexity of such bond issuances relative to the anticipated returns. The Company also serves as a reinsurer for certain specialty primary insurers that are not monoline financial guaranty insurers, in which the Company has significant equity interests or is otherwise a participant. Such reinsurance accounted for 3.2% of the Company's gross premiums written in 1999. These specialty primary insurers are themselves subject to competition from other primary insurers, many of which have greater financial and other resources.

RATING AGENCIES

         The rating agencies allow credit to a ceding primary insurer's capital requirements and single-risk limits for reinsurance ceded in an amount which is dependent upon the claims-paying ability or financial strength rating of the reinsurer. The rating criteria used by the rating agencies focus on the following factors: capital resources; financial strength; commitment of management to, and alignment of shareholder interests with, the financial guaranty business; primarily in the case of a reinsurer whose common equity is not publicly traded, shareholder composition and commitment of the reinsurer's institutional stockholders; demonstrated management expertise in financial guaranty and traditional reinsurance; credit analysis; systems development; marketing; capital markets and investment operations, including the ability to raise additional capital; and a minimum policyholders' surplus comparable to primary company requirements, with initial capital sufficient to meet projected growth as well as access to such additional capital as may be necessary to continue to meet standards for capital adequacy. As part of their rating process, Standard & Poor's, Moody's and Duff & Phelps test the capital adequacy of the Insurance Subsidiaries by subjecting them to a "worst-case depression scenario." Expected losses over a depression period are established by applying capital charges to the existing and projected insurance portfolio.

         The claims-paying ability and financial strength ratings assigned by the rating agencies to a reinsurance or insurance company are based upon factors relevant to policyholders and are not directed toward the protection of the reinsurer's or insurer's securityholders. Such a rating is neither a rating of securities nor a recommendation to buy, hold or sell any security. Claims-paying ability and financial strength ratings assigned to the Insurance Subsidiaries should not be viewed as indicative of or relevant to any ratings which may be assigned to the Company's outstanding debt securities by any rating agency and should not be considered an evaluation of the likelihood of the timely payment of principal or interest under such securities.

         On August 17, 1999, Moody's announced that it had downgraded both the senior long-term debt rating of Enhance Financial from Aa3 to A2 and the insurance financial strength of Enhance Re from Aaa to Aa2 (the "1999 downgrade"). On February 29, 2000, Moody's advised the Company that it had placed on review for possible further downgrade both the above ratings. Moody's explained that this review will focus on the uncertainty surrounding management's strategy with respect to the Company's higher risk specialty finance businesses, the reliance on these business lines to achieve publicly stated earnings targets, the Company's future capital plans and the Company's financial flexibility. Moody's indicated that the outcome of the review will depend on by the Company's future plans for achieving a balance between the financial guaranty insurance operations and the Company's other lines of business.

         The Company does not believe that the 1999 downgrade has had or should have a material adverse effect on Enhance Re's competitive position. This is because many of Enhance Re reinsurance competitors do not have financial strength ratings of Aaa from Moody's, and Enhance Re's principal financial guaranty reinsurance competitor had previously been downgraded by Moody's to the same rating level as Enhance Re. Although the Major Monolines with treaty agreements with Enhance Re were entitled to "recapture" business previously ceded to Enhance Re as a result of the 1999 downgrade, the Company has variously (i) obtained waivers of such rights with respect to the 1999 downgrade, (ii) amended its existing treaties to eliminate such right as it pertains to the 1999 downgrade, and (iii) negotiated a new treaty which would not permit such right as it pertains to the 1999 downgrade on future cessions. Certain of the foregoing actions have resulted in increases in ceding commissions totaling $4.3 million.

         The Company does not believe that a downgrade of Enhance Re's financial strength rating from Aa2 to Aa3, should it occur, should have a material adverse effect on Enhance Re's competitive position or Enhance Re's costs associated with cessions from primary insurers under their treaties with Enhance Re. This is because many of Enhance Re's reinsurance competitors do not have materially higher financial strength ratings from Moody's than would Enhance Re and because of the terms of the amendments of certain of its existing treaties and its new treaties with the Major Monolines described above. In cases where a prior treaty with a Major Monoline remains in effect or a Major Monoline had waived its rights with respect to the 1999 downgrade, any additional downgrade could result in those Major Monolines recapturing business previously ceded to Enhance Re. However, a downgrade in Enhance Re's financial strength rating to (or below) A could have a material adverse effect on Enhance Re's competitive position. A downgrade of that magnitude may so diminish the value of Enhance Re's reinsurance to the Major Monolines that they could either materially increase the costs to Enhance Re associated with cessions under their treaties with Enhance Re or recapture business previously ceded to Enhance. In either case, the effect of such changes could materially adversely affect the Company's ability to continue to engage in the reinsurance of monoline financial guaranty insurers business. While the Company believes that the recapture of business by the primaries would otherwise be inconsistent with their long-standing risk-management practices, such action, if it occurs and depending on its magnitude, could have a material adverse effect on the Company. See "Reinsurance of the Major Monolines" in this section.

         A substantial portion of Asset Guaranty's written business is subject to similar provisions with respect to any downgrade of its Standard & Poor's or Duff & Phelps rating. The Company believes that the same consequences as set forth above would occur were Asset Guaranty to experience any such downgrade, which, in turn, could materially adversely affect the Company's ability to continue to engage in certain specialty businesses, principally insurance of municipal bonds. See "Other Insurance Businesses" in this section.

         See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources for a discussion of the impact of Moody's downgrade of Enhance Financial's senior long-term debt rating.

DATA PROCESSING

         The Company believes that its data processing systems are adequate to support its current needs and have the capacity to support a greater volume of reinsurance business. The Company continued to strengthen its data processing systems and technology infrastructure in 1999. The

Company initiated a redesign of its technology infrastructure in 1999, building a state-of-the art data center, high-speed infrastructure and upgraded communications. This redesign is anticipated to provide a more reliable and resilient information technology environment. The Company also completed in 1999 multiple off-site disaster recovery tests of all mission-critical applications. The Company has in progress major application development programs that will provide operational support to many departments. One of the ultimate objectives of these development programs is to restructure, streamline and strengthen the Company's databases that support important reporting and decision-support processes.

EMPLOYEES

         As of March 1, 2000, the Company had 265 employees, 115 at the Company's offices New York, New York, 134 at Singer's and ELB's offices in Boca Raton, Florida, 14 based at Van-Am's office in Lexington, Kentucky, and two at AGS's office in Raleigh, North Carolina. None of the employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

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

         The Insurance Law requires that each financial guaranty insurer and reinsurer maintain both a reserve for unearned premiums and for incurred losses (similar to the reserve described in "Description of Business -- Loss Experience" in this section) and a special, formulaically derived "contingency reserve" to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. As of December 31, 1999, the statutory contingency reserves of the Insurance Subsidiaries aggregated $239.7 million. Each calculated reserve may be drawn on with the approval of the New York Insurance Department (the "Department") under specified but limited circumstances.

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

NAIC/IRIS RATIOS

         The NAIC developed the Insurance Regulatory Information System primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. The system identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from these "usual values" on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. The values of such ratios of the Insurance Subsidiaries all fell within these "usual values" except for two of such ratios for Enhance Re: the liabilities to liquid assets ratio fell outside the "usual value" as a result of an increase in the funds held by or deposited with reinsured companies, and the investment yield ratio fell outside the "usual value" as a result of greater than usual or expected income on funds held or deposited with reinsurance companies; and one such ratio for Asset Guaranty: the change in net writings ratio fell outside the "usual value" as a result of an increase in premium writings by Asset Guaranty.

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

ITEM 2. PROPERTIES.

         The Company, excluding Singer, occupies 121,000 square feet of office space comprising its executive offices at 335 Madison Avenue, New York, New York pursuant to a lease expiring August 2015. The Company also occupies 1,300 square feet of office space in London, England. Singer occupies 2,000 square feet of office space at the same address that it subleases from the Company and a 35,000 square feet of office space in Boca Raton, Florida pursuant to a lease expiring August 2005. In addition to 1,812 square feet of the Company's office space in New York, New York comprising AGS's executive offices that AGS subleases from the Company, AGS occupies approximately 1,089 square feet of office space in Raleigh, North Carolina pursuant to a lease expiring June 2001. Van-Am occupies 3,400 square feet of office space comprising its executive offices in Lexington, Kentucky and Asset Guaranty UK Ltd. occupies approximately.

         In addition, the Company has committed to making capital improvements to its New York City offices and to purchase fixtures and furniture for those offices, as more fully discussed in Note 13 to Notes to Consolidated Financial Statements.

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

                                                                              High                 Low
                                                                              ----                 ---
1998
----
            1st quarter .....................................              $35                    $26
            2nd quarter .....................................               37-19/32               30-5/8
            3rd quarter .....................................               37-5/16                25
            4th quarter .....................................               30-3/8                 17-5/16

1999
----
            1st quarter .....................................               30-1/8                 18
            2nd quarter .....................................               22-7/8                 18
            3rd quarter .....................................               22-5/8                 17
            4th quarter .....................................               19-5/16                15-1/2

2000
----
            1st quarter (through March 24) ..................               16-3/8                 10-3/4

         As of March 24, 2000, there were 102 holders of record of the Common Stock.

DIVIDEND POLICY

         Enhance Financial paid an aggregate dividend of $0.24 per share in 1999, and the board of directors declared a dividend in the first quarter of 2000 of $.06 per share. The amount of dividends payable in the future will be reviewed periodically by the board of directors in light of the Company's earnings, financial condition and capital requirements. The declaration and payment of dividends are subject to the discretion of the board of directors of Enhance Financial, and there is no requirement or assurance that dividends will be paid.

         Enhance Financial's ability to pay dividends as well as its operating, debt service and other expenses depends upon the ability of the Insurance Subsidiaries to pay dividends to Enhance Financial. The Insurance Subsidiaries' ability to pay dividends to Enhance Financial is subject to restrictions contained in the Insurance Law. The Company expects that such restrictions will not affect the ability of such subsidiaries to declare and pay dividends to Enhance Financial to support the payment of dividends by Enhance Financial consistent with the practice adopted in recent years. As of December 31, 1999, up to $11.0 million was available for the payment of dividends to Enhance Financial by the Insurance Subsidiaries without the prior approval of the insurance regulatory authorities. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 of Notes to Consolidated Financial Statements. Enhance Financial is limited by the agreements relating to indebtedness in its ability to pay dividends under certain circumstances.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION.

         The following table presents selected historical consolidated financial information derived from the historical consolidated financial statements of the Company as of and for each of the years in the five-year period ended December 31, 1999. This information should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. All references to number of common shares and per-share information reflect the two-for-one stock split which was effective on June 26, 1998.

                                                                Year Ended December 31,
                                             ---------------------------------------------------------------
                                                 1999         1998          1997         1996          1995
                                             ---------     ---------    ---------    ---------    ---------
                                                     (Dollars in millions except per share amounts)
Statement of Income Data:
Gross premiums written .................     $   139.0     $   130.4    $   108.2    $    98.6    $    87.2
Net premiums written ...................         133.0         129.3        100.5         95.7         83.0
Premiums earned ........................         103.9         102.3         85.4         77.4         63.0
Assignment sales .......................          30.7          45.4         29.2         --           --
Net realized gains (losses) on
sale of investments ....................          (3.0)          2.4          0.7          4.0          3.5
Net investment income (1)  .............          58.1          53.4         50.6         47.5         44.2
Total revenues .........................         197.6         207.5        170.4        131.6        112.5
Income before income taxes .............          69.4         112.8         94.0         76.4         63.8
Net income .............................          68.6          82.5         68.8         55.7         47.3
Basic earnings per share ...............           1.81          2.20         1.86         1.56         1.36
Diluted earnings per share .............           1.76          2.10         1.78         1.52         1.36

Selected Financial Ratios (2)
Loss ratio .............................          25.2%         10.1%        11.4%        11.9%        15.1%
Insurance expense ratio ................          56.6%         48.6%        50.3%        49.2%        50.9%
Combined ratio .........................          81.8%         58.7%        61.7%        61.1%        66.0%

                                                                      December 31,
                                             --------------------------------------------------------------
                                               1999           1998         1997        1996          1995
                                             ---------     ---------    ---------    ---------    ---------
                                                  (Dollars in millions except per share amounts)
Balance Sheet Data:
Investment portfolio (3) ...............     $   972.6     $   948.3    $   875.9    $   797.1    $   749.2
Total assets ...........................       1,453.9       1,340.7      1,172.3      1,003.0        903.9
Deferred premium revenue ...............         337.3         308.2        281.3        266.2        248.1
Total liabilities ......................         639.6         678.0        590.9        514.7        479.9
Deferred credit ........................         138.0            --           --           --           --
Total shareholders' equity .............         676.3         662.7        581.4        488.3        423.9
Book value per share ...................          17.77         17.50        15.55        13.52        12.30

Statutory Basis Reserves (4)
Contingency reserves ...................     $   239.7     $   207.9    $   171.7    $   149.8    $   120.8
Policyholders' surplus .................         305.4         322.6        323.2        312.0        294.5
                                               -------       -------      -------      -------      -------
Qualified statutory capital ............         545.1         530.5        494.9        461.8        415.3
Unearned premiums ......................         420.5         381.6        345.7        323.2        298.2
Losses and LAE reserves ................          37.8          30.8         22.5         17.7         22.0
                                               -------       -------      -------      -------      -------
Total policyholders'
reserves ...............................     $ 1,003.4     $   942.9    $   863.1    $   802.7    $   735.5
                                               =======       =======      =======      =======      =======
Leverage ratio (5) .....................         157:1         143:1        130:1        122:1        128:1

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

         (3) Includes cash and cash equivalents and excludes investments in affiliates. See Note 5 of Notes to Consolidated Financial Statements for information concerning Enhance Financial's investments in affiliates.

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

         The insurance businesses of the Company, which are conducted through the Insurance Subsidiaries, include principally the reinsurance of financial guaranties of municipal and asset backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analyses of complex, asset-based risks. The Company's other insurance businesses involve the issuance of direct financial guaranties of smaller municipal debt obligations, trade credit reinsurance, financial institutions credit insurance (which includes excess-SIPC/excess-ICS and related type bonds) and financial responsibility bonds. Some of these other insurance businesses are conducted by Van-Am, a Kentucky-domiciled insurer which writes reclamation bonds for the coal mining industry, and surety bonds covering the closure and post-closure obligations of landfill operators. The Company also provides surety and other credit-based insurance products through its 45% ownership of SBF Participacoes Ltda.

         The Company operates its asset-based businesses primarily through its consolidated subsidiaries, Singer and ELB and minority owned subsidiaries, C-BASS and Sherman. The Company's asset-based businesses include the origination, purchase, servicing and/or securitization of special assets, including state lottery awards, structured settlement payments and viatical settlements; sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-backed securities; and delinquent unsecured consumer assets.

         The Company's revenues consist primarily of (a) premiums earned on insurance and reinsurance contracts, (b) investment income and (c) the sale of securitized deferred payment streams.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

         Interest rates increased in 1999, reducing refundings of bonds in place and also the volume of new issues decreased. Municipal new-issue volume was $225.9 billion in 1999, a decline of 21.0% from $286.0 billion in 1998. For the financial guaranty insurance industry in total, the insured portion of such new issues was 46.0% and 50.8% for these years respectively. Total municipal bond refundings for 1999 represented approximately 16.5% of the new-issue volume, down from 28.6% for 1998.

         Gross premiums written in 1999 increased 6.6% to $139.0 million from $130.4 million in 1998. Net premiums written grew 2.9% to $133.0 million in 1999 from $129.3 million in 1998. The 80.3% growth in the direct financial guaranty premium and the 31.4% growth in the assumed trade credit premium offset the 23.5% decrease in the financial guaranty reinsurance premium. The decrease in reinsurance net premiums written in 1999 relative to 1998 is mainly due to an $11.0 million cession written in 1998 that was not repeated in 1999.

         The following table shows net premiums written by line of business for the periods presented:

Net Premiums Written
(Dollars in millions)                                  1999         1998      $ Change      % Change
----------------------------------------------- ------------ ------------ ------------- ---------------
Municipal Reinsurance                                  $39.5        $56.2        $(16.7)      (29.7)%
Non-Municipal Reinsurance                               22.2         24.4          (2.2)       (9.0)
Direct Financial Guaranty                               34.8         19.3          15.5        80.3
Trade Credit                                            22.2         16.9           5.3        31.4
Other                                                   14.3         12.5           1.8        14.4
                                                ------------ ------------ ------------- ---------------
TOTAL                                                 $133.0       $129.3        $  3.7         2.9%
                                                ============ ============ ============= ===============

         Net premiums earned grew 1.6% to $103.9 million in 1999 from $102.3 million in 1998. This growth in premiums earned was attributable to increased writings in the direct financial guaranty and trade credit reinsurance business. Also included in 1998 municipal reinsurance result was a cession generating approximately $11.0 in written premium. This opportunity did not recur in 1999. Earned premiums for municipal reinsurance from refundings contributed $13.0 million (or 12.5%) to earned premiums in 1999 compared to $17.9 million in 1998.

         The following table shows net premiums earned by line of business for the periods presented:

  Net Premiums Earned
  (Dollars in millions)                                1999         1998      $ Change        % Change
----------------------------------------------- ------------ ------------ ------------- ---------------
  Municipal Reinsurance                                $33.3       $42.0          $(8.7)      (20.7)%
  Non-Municipal Reinsurance                             26.9        24.0            2.9        12.1
  Direct Financial Guaranty                             12.2         9.5            2.7        28.4
  Trade Credit                                          20.3        15.9            4.4        27.7
  Other                                                 11.2        10.9            0.3         2.8
                                                ------------ ------------ ------------- ---------------
  TOTAL                                               $103.9      $102.3          $ 1.6         1.6%
                                                ============ ============ ============= ===============

         While adhering to its strict underwriting standards, the Company maintains its strong position within the financial guaranty reinsurance market. The decrease in reinsurance lines (other than trade credit) was primarily caused by non-recurring opportunities in 1998 and the Company's refinement of unearned premium reserve amortization methodology.

          Deferred premium revenue, net of prepaid reinsurance premiums, grew to $337.3 million at year-end 1999 from $308.2 million at year-end 1998. The growth is attributable primarily to new premiums written.

         Net investment income increased 8.8% to $58.1 million in 1999 from $53.4 million in 1998 reflecting the growth in invested assets in the period offset, in part, by a shift in the portfolio towards tax-exempt securities. Included in 1999 is $1.4 million from other invested assets. After-tax investment income increased 8.9% in 1999 over 1998. The average yields on the Company's investment portfolio, after deducting associated costs, was 6.1% for the years ended December 31, 1999 and 1998. The average yields on the Company's investment portfolio on an after-tax basis, net of associated costs were 5.0% and 5.1% for the years ended December 31, 1999 and 1998, respectively. In addition, the Company realized $3.0 million in capital losses compared to $2.4 million in capital gains in 1999 and 1998, respectively. Net investment income is presented after deduction of both external investment management fees and internal costs associated with managing the investment portfolio.

         The Company recognized a decrease in revenues from assignments, through securitization and other sales, of $30.7 million in 1999 compared to $45.4 million in 1998. Assignment revenues declined in both the lottery and structured settlement lines of business.

         Incurred losses and loss adjustment expenses ("LAE") were $26.2 million in 1999 unallocated compared with $10.3 million in 1998. Included in 1999 is a $12.5 million increase in unallocated or non-specific reserves to reflect an improved and more refined reserving method, as well as adverse development of $1.8 million relating to a claim reported in the prior year.

         The Company's insurance operating expense ratio for 1999 was 56.6% compared to 48.6% in 1998. The increase in the Company's insurance expense ratio resulted from higher operating expenses. Policy acquisition costs, which vary with and are directly related to the generation of new and renewal premiums, were $40.0 million and $35.0 million in 1999 and 1998, respectively, representing 38.5% and 34.2% of premiums earned in those respective periods. The development of new business lines, a higher expense base, and increased ceding commissions together accounted for these increases. Other insurance operating expenses increased to $17.8 million in 1999 from $13.7 million in 1998. Non-insurance expenses increased to $52.3 million in 1999 from $39.9 million in 1998 reflecting generally higher expenses in the non-insurance businesses and include the cost of ELB's start-up expenses in its new viatical settlement product.

         The Company realized income of $19.7 million from its investments in affiliates in 1999 compared to $14.1 million in 1998, primarily reflecting continued strong performance by C-BASS.

         Interest expense totaled $11.0 million in 1999 compared to $8.5 million in 1998 reflecting the increase in the Company's short-term debt outstanding.

         The Company's effective tax rate was 1.2% for 1999 compared to 26.9% in 1998. The 1999 tax rate is reflective of the April 1999 purchase of a portfolio of residential mortgage-backed securities. The transaction is expected to provide ancillary benefits that will result in a lowering of the Company's effective tax rate through at least 2001. See Note 6 of Notes to Consolidated Financial Statements.

         Net income for 1999 decreased 16.8% to $68.6 million from $82.5 million in 1998. On a per share basis, basic earnings per share decreased 17.7% to $1.81 in 1999 from $2.20 in 1998, while diluted earnings per share decreased 16.2% to $1.76 in 1999 from $2.10 in 1998. Basic operating earnings per share decreased 11.4% to $1.95 in 1999, while diluted operating earnings per share decreased 9.5% to $1.90 in 1999. The Company defines operating earnings as net income, less the effect of net realized capital gains and losses, foreign exchange gains and losses, and certain non-recurring items.

         The weighted-average shares outstanding for 1999 was 38.0 million compared to 37.5 million for 1998. The diluted weighted-average shares outstanding for 1999 was 39.0 million compared to 39.3 million for 1998.

         All references to number of common shares and per-share information reflect the two-for-one stock split which was effective on June 26, 1998.

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

         Municipal new-issue volume was $286.0 billion in 1998, an increase of 29.6% from $220.7 million in 1997 for the financial guaranty insurance industry in total. The insured portion of such new issues was 50.8% and 48.7% for these years respectively. Total municipal bond refunds for 1998 represented approximately 28.6% of the new-issue volume, compared to 26.7% from 1997.

         Gross premiums written in 1998 increased 20.5% to $130.4 million from $108.2 million in 1997 due to substantial growth in financial guaranty reinsurance and direct financial guaranty writings, including a non-recurring cession of $11 million. Consequently, net premiums written also increased 28.7% to $129.3 million from $100.5 million in 1997. There was 63.8% growth in municipal assumed reinsurance and a 103.2% growth in direct premium.

         The following table shows net premiums written by line of business for the periods presented:

  Net Premiums Written
  (Dollars in millions)                                1998         1997      $ Change        % Change
----------------------------------------------- ------------ ------------ ------------- ---------------
  Municipal Reinsurance                                $56.2       $34.3          $21.9           63.8%
  Non-Municipal Reinsurance                             24.4        22.2            2.2            9.9%
  Direct Financial Guaranty                             19.3         9.5            9.8          103.2%
  Trade Credit                                          16.9        19.6           (2.7)         (13.8%)
  Other                                                 12.5        14.9           (2.4)         (16.1%)
                                                ------------ ------------ ------------- ---------------
  Total                                               $129.3      $100.5          $28.8           28.7%
                                                ============ ============ ============= ===============

         Net premiums earned grew 19.6% to $102.3 million in 1998 from $85.5 million in 1997. The growth in premiums earned was primarily attributable to increased writings in assumed municipal and non-municipal reinsurance. In 1998, a one-time cession generated approximately $11.0 million in municipal reinsurance premium. Earned premiums for municipal reinsurance from refundings contributed $17.9 million (or 17.5%) of earned premium in 1998 compared to $8.6 million in 1997.

         The following table shows net premiums earned by line of business for the periods presented:

  Net Premiums Earned
  (Dollars in millions)                                1998         1997      $ Change        % Change
----------------------------------------------- ------------ ------------ ------------- ---------------
  Municipal Reinsurance                                $42.0       $37.4           $4.6           12.3%
  Non-Municipal Reinsurance                             24.0        12.6           11.4           90.5%
  Direct Financial Guaranty                              9.5         6.0            3.5           58.3%
  Trade Credit                                          15.9        19.1           (3.2)         (16.8%)
  Other                                                 10.9        10.4            0.5            4.8%
                                                ------------ ------------ ------------- ---------------
  Total                                               $102.3       $85.5          $16.8           19.6%
                                                ============ ============ ============= ===============


         While adhering to its strict underwriting standards, the Company maintained its strong position within the municipal and non-municipal assumed reinsurance markets while the direct financial guaranty line of business grew significantly.

         Deferred premium revenue, net of prepaid reinsurance premium, grew to $308.2 million at year-end 1998 from $281.3 million at year-end 1997. The growth is attributable primarily to new premiums written.

         Net investment income increased 5.5% to $53.4 million in 1998 from $50.6 million for 1997 reflecting the growth in invested assets in the period offset, in part, by a shift in the portfolio towards tax-exempt securities. After-tax investment income increased 7.6% in 1998 over 1997. The average yields on the Company's investment portfolio, after deducting associated costs, were 6.1% and 6.2% for the years ended December 31, 1998 and 1997, respectively. The average yields on the Company's investment portfolio on an after-tax basis, net of associated costs, were 5.1% and 5.1% for the years ended December 31, 1998 and 1997, respectively. In addition, the Company realized $2.4 million and $0.7 million of net capital gains in 1998 and 1997, respectively. Net investment income is presented net of both external investment management fees and internal costs associated with managing the investment portfolio.

         The Company recognized revenues from assignments, through securitization and other sales, of $45.4 million in 1998 compared to $29.2 million in 1997 due to substantial revenue growth in both lottery and structured settlements products.

         Incurred losses and LAE were $10.3 million in 1998 compared with $9.8 million in 1997.

         The Company's insurance operating expense ratio for 1998 was 48.6% compared to 50.3% in 1997. Policy acquisition costs, totaled $35.0 million and $30.0 million in 1998 and 1997, respectively, representing 34.2% and 35.1% of premiums earned in those respective periods. Other insurance operating expenses increased to $13.7 million in 1998 from $12.2 million in 1997. Non-insurance expenses increased from $25.1 million in 1997 to $39.9 million in 1998 reflecting the continued growth in Singer's operations as well the growth in expenses associated with the Company's diversification activities.

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

         The weighted average shares outstanding for 1998 was 37.5 million compared to 37.1 million for 1997. The diluted weighted average shares outstanding for 1998 was 39.3 million compared to 38.6 million for 1997.

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

         Payment of dividends to Enhance Financial by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. Enhance Re and Asset Guaranty declared and paid a total of $22.0 million and $4.0 million, respectively, in dividends in 1999. As of December 31, 1999, under the Insurance Law, the Insurance Subsidiaries had an additional $11.0 million available for dividends compared with $13.4 million available as of December 31, 1998.

         Payments of dividends by Enhance Financial to its shareholders are further restricted by the terms of the Credit Agreement. At December 31, 1999, the maximum amount of quarterly dividends that may be paid by Enhance Financial to its shareholders in compliance with the terms of such agreement was $9.6 million. Enhance Financial paid dividends of $9.1 million to shareholders in 1999.

         As of December 31, 1999, the statutory policyholders' surplus of Enhance Re and Asset Guaranty was $214.8 million and $90.6 million, respectively, compared to the minimum $68.4 million required by each under the Insurance Law and compared to $225.7 million and $98.5 million at December 31, 1998.

         Enhance Reinsurance and Asset Guaranty increased their funds held balances with ceding reinsurers to $437.3 million as of December 31, 1999 from $312.0 million as of December 31, 1998.

         Enhance Financial is party to a Credit Agreement with major commercial banks providing for borrowing by Enhance Financial of up to $125 million to be used for general corporate purposes of which $25 million is due March 31, 2000 and $100 million is due June 27, 2000. The Credit Agreement provides for a revolving credit facility under which individual advances may be converted, at Enhance Financial's discretion, into a four-year term loan. The total outstanding under the Credit Agreement at year-end 1999 was $110 million, which increased to $125 million in first quarter of 2000.

        The Company's cash flow from operations consists principally of insurance and reinsurance premiums collected, income earned on invested assets and sales of assignments, which in turn is applied to the payment of claims, operating expenses and income taxes. The Company's cash flow from operations was $34.6 million, $95.7 million and $67.8 million for the years 1999, 1998 and 1997, respectively. The Company paid a total of $10.2 million, $7.6 million and $5.0 million in claims in 1999, 1998 and 1997, respectively.

         Liquidity is also provided by the Company's sales of securities in its available-for-sale portfolio as well as payments of principal on investments upon maturity.

         The Company and Mortgage Guaranty Insurance Company ("MGIC") each own 48% interest, which decreased to 46% effective January 1, 2000, in C-BASS. The Company contributed $55.5 million to C-BASS from its inception in 1996 through December 1999, including its 100% interest in Litton Loan Servicing Inc. during 1998, and expects that it will provide additional funding to C-BASS, all on a pari passu basis with MGIC.

         In December 1998, the Company and MGIC formed Sherman, a joint venture in which the Company and MGIC each own a 45% interest. The Company has committed to contribute a total of $20.2 million to Sherman, of which $9.0 million has been contributed as of December 31, 1999, including $1.6 million in cash and the Company's contribution of assets or equity in the subsidiaries of Alegis Group, Inc. The Company expects that it will provide additional funding in addition to its original capital commitment to Sherman from time to time. In May 1999, the Company guaranteed repayment by Sherman of up to 50% of the amount outstanding under a $50 million revolving credit facility that Sherman obtained from a major commercial bank. As of December 31, 1999, the outstanding principal balance under the facility was approximately $21.8 million, of which the Company hs guaranteed $10.9 million.

         In July 1998, the Company acquired an 80% ownership interest in AGS Financial LLC. The Company is obligated to pay $3.1 million, as and when needed, of which $2.1 million has been paid.

         In 1995, the Company acquired a 50% joint venture interest in Singer. In 1997, the Company acquired the remaining 50% of Singer in a series of all-stock transactions. The Company issued 1,006,228 shares of its common stock in connection with the 1997 transactions.

         In December 1996, the board of directors terminated the existing stock repurchase program and authorized the repurchase of up to 1,500,000 shares of Enhance Financial's common stock from that date. No shares were repurchased during 1999 and the Company currently does not plan to repurchase shares in 2000.

         Based on the cash flow of the Company in recent years, the Company's current financial condition and the Company's expectation as to its net premiums written, the Company does not expect the dividends from the

Insurance Subsidiaries and other subsidiaries in 2000 will provide adequate liquidity to enable Enhance Financial to meet its debt obligations, its general overhead expenses, its expenditures for capital improvements and its commitments to fund the operations of its asset-based businesses. The Company proposes to address this situation in the short term through increased bank borrowings and in the longer term, both for 2000 and thereafter, through a combination of capital market transactions and the sale of assets. The success of this effort will depend on numerous factors, many beyond the Company's control, including general capital market conditions, interest rate environment, and insurance regulatory constraints, and there can be no assurance that the Company will be successful resolving the situation in a manner that will not involve substantial expense, dilution to its shareholders and/or a restructuring of the Company.

         At December 31, 1999, 1998 and 1997, the carrying value of the Company's investment portfolio, total investments including cash and cash equivalents and excluding investment in affiliates and other invested assets, was $963 million, $948 million and $876 million, respectively, on which was earned $56.7 million, $53.4 million and $50.6 million in those years, respectively, excluding ($3.0) million, $2.4 million and $0.7 million of net realized capital gains/(losses) in those years, respectively. The increase in investments resulted principally from cash flows from operations generated during the period. As of December 31, 1999, the Company held approximately $34.7 million and $2.6 million in short-term investments and cash and cash equivalents, respectively, to meet liquidity needs.

         The Company has material commitments for capital or other expenditure relating to office equal improvements during 2000 aggregating $11.0 million.

         In 1999, the Company incurred annual debt service on its long- and short-term borrowings of $11 million. Debt service expence is anticipated to increase in 2000 as a result of increased borrowings.

         In August 1999, Moody's downdgraded Enhance Financial's senior long-term debt rating from Aa3 to A2. In February 2000, Moody's placed such debt rating under review for possible further downgrade. The Company does not believe that the August 1999 downgrade has had or should have a material adverse effect on the Company. However, the downgrade could result in increased cost to Enhanece Financial of borrowing funds of othewise raising capital. Similarly, any additional downgrade of senior long-term debt rating of Enhance Financial could increase the costs of borrowing funds or otherwise raising capital, or could make certain types of borrowings or capital unavailable to the Company, which could have a material adverse effect on the Company.

IMPACT OF YEAR 2000

         In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1.5 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and thoses of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

         At December 31, 1999, the Company's investment portfolio holdings were approximately 100% U.S. dollar-denominated fixed-income securities consisting of municipal bonds, mortgage and asset-backed securities, corporate bonds, and U.S. government bonds.

         The market values of the Company's reported financial instruments change as interest rates change. In general, rate decreases cause the prices of these assets to rise, while rate increases cause the prices of these assets to fall. Interest rate sensitivity can be modeled using the assets' effective duration and convexity to estimate price change for a given rate change. To model such changes, both spreads and yield curve slope are held constant while the portfolio is subjected to a hypothetical instantaneous rate change. Embedded optionality is considered, and municipal rates are assumed to change at a rate equal to the prevailing taxable/tax exempt ratio multiplied by the assumed taxable rate change.

         Based on market values and prevailing interest rates as of year-end 1999, a hypothetical instantaneous increase in rates of 100 basis points would produce an after-tax decrease in the market value of the financial instruments of approximately $33.7 million, or 3.5% of the Company's investment portfolio compared with $33.5 million, or 3.5% of the Company's investment portfolio as of year-end 1998. Of this total, $29.7 million, or 3.1%, compared with $28.4 million, or 3.8%, as of year-end 1998, of the portfolio, would be attributable to assets held as Available for Sale under SFAS 115; the balance, $4.0 million or 0.4%, compared with $5.0 million as of year-end 1998, of the portfolio would be attributable to assets designated as Held to Maturity, which are carried at book value. Since the Company has the ability to hold its securities to maturity, it does not expect to suffer any material adverse effect to its results of operations under such a scenario.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

             ENHANCE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES

                                                                                            Page
                                                                                            ----
ENHANCE FINANCIAL SERVICES GROUP INC

Independent Auditors' Report                                                                 43

Consolidated Balance Sheets as of December 31, 1999 and 1998                                 44

Consolidated Statements of Income for the Years Ended
     December 31, 1999, 1998 and 1997                                                        45

Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1999, 1998 and 1997                                                        46

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997                                                        47

Notes to Consolidated Financial Statements                                                   48

CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC AND AFFILIATES, Combined
Financial Statements for the Years Ended December 31, 1999, 1998 and
1997                                                                                      Schedule I

All schedules not included are omitted because they are either not applicable or because the information required therein is included in Notes to Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Enhance Financial Services Group Inc.

We have audited the accompanying consolidated balance sheets of Enhance Financial Services Group Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enhance Financial Services Group Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
March 27, 2000
New York, New York

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                           December 31,        December 31,
                                                                               1999                1998
                                                                             --------            --------
ASSETS
       Investments:
            Fixed maturities, held to maturity, at amortized cost           $ 177,607           $ 196,768
                     (market value $181,474 and $205,792)
             Fixed maturities available for sale, at market                   745,963             694,374
                     (amortized cost $778,751 and $657,644)
            Other invested assets                                              10,935                   -
            Common stock - at market (cost $498)                                  839                 839
            Short-term investments                                             34,657              50,794
                                                                             --------            --------
                Total Investments                                             970,001             942,775

      Investment in affiliates                                                108,001              96,867
      Cash and cash equivalents                                                 2,558               5,542
      Federal income taxes recoverable                                          7,859               9,717
      Premiums and other receivables                                           22,959              35,950
      Accrued interest and dividends receivable                                18,977              15,241
      Deferred policy acquisition costs                                       119,213             103,794
      Furniture, fixtures and equipment                                        10,206               4,506
      Prepaid reinsurance premiums                                              8,772               7,000
      Reinsurance recoverable on unpaid losses                                  2,286               2,500
      Receivable from affiliates                                                1,170              16,710
      Receivable for securities                                                     -               9,590
      Prepaid federal income tax                                               24,797              29,267
      Deferred income taxes-net                                                68,587                   -
      Goodwill                                                                 24,196              23,200
      Other assets                                                             64,350              38,025
                                                                             --------            --------
               Total Assets                                                $1,453,932          $1,340,684
                                                                           ==========          ==========

LIABILITIES, DEFERRED CREDIT AND SHAREHOLDERS' EQUITY
      Liabilities
            Losses and loss adjustment expenses                              $ 51,970            $ 36,239
            Reinsurance payable on paid losses and loss
                 adjustment expenses                                            8,997               5,994
            Deferred premium revenue                                          346,088             315,215
            Accrued profit commissions                                          2,554               2,511
            Deferred income taxes                                                  --             108,836
            Long-term debt                                                     75,000              75,000
            Short-term debt                                                   113,941              54,290
            Payable for securities                                                 --              11,557
            Accrued expenses and other liabilities                             41,078              24,843
            Payable to affiliates                                                  --              43,553
                                                                             --------            --------
                   Total Liabilities                                         $639,628            $678,038
                                                                             --------            --------
     Deferred Credit                                                          138,000                  --
                                                                             --------
     Shareholders' Equity
            Common stock - $.10 par value
                 Authorized - 100,000,000 shares
                 Issued - 40,007,404 and 39,812,937 shares                 $    4,001          $    3,981
            Additional paid-in capital                                        253,109             249,851
            Retained earnings                                                 477,715             418,214
            Accumulated other comprehensive income                           (25,935)              23,186
            Treasury stock                                                   (32,586)            (32,586)
                                                                             --------            --------
                 Total Shareholders' Equity                                   676,304             662,646
                                                                             --------            --------
                  Total Liabilities, Deferred Credit and
                     Shareholders' Equity                                  $1,453,932          $1,340,684
                                                                           ==========          ==========

                  See notes to consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)


                                                                                   Years ended December 31,
                                                                       -------------------------------------------------
                                                                            1999             1998             1997
                                                                       ---------------  ---------------  ---------------
REVENUES

    Net premiums written                                                     $132,953         $129,299         $100,506
    Increase in deferred premium revenue                                      (29,102)         (26,962)         (15,051)
                                                                       ---------------  ---------------  -----------------
         Premiums earned                                                      103,851          102,337           85,455
    Net investment income                                                      58,053           53,423           50,618
    Net realized (losses)gains on sale of investments                          (3,039)           2,434              657
    Assignment sales                                                           30,723           45,376           29,200
    Other income                                                                7,996            3,914            4,463
                                                                       ---------------  ---------------  ---------------
         Total revenues                                                       197,584          207,484          170,393
                                                                       ---------------  ---------------  ---------------

EXPENSES
    Losses and loss adjustment expenses                                        26,156           10,324            9,755
    Policy acquisition costs                                                   39,959           35,007           30,020
    Profit commissions                                                          1,019            1,073              719
    Other operating expenses - insurance                                       17,802           13,683           12,225
                             - non-insurance                                   52,320           39,873           25,141
                                                                       ---------------  ---------------  ---------------
         Total expenses                                                       137,256           99,960           77,860
                                                                       ---------------  ---------------  ---------------
    Income from operations                                                     60,328          107,524           92,533
    Equity in income of affiliates                                             19,708           14,066            8,778
    Minority interest                                                             429                -                -
    Foreign currency loss                                                         (32)            (283)             (38)
    Interest expense                                                          (10,989)          (8,500)          (7,317)
                                                                       ---------------  ---------------  ---------------
         Income before income taxes                                            69,444          112,807           93,956
    Income taxes                                                                  820           30,350           25,150
                                                                       ---------------  ---------------  ---------------
         NET INCOME                                                           $68,624          $82,457          $68,806
                                                                       ===============  ===============  ===============

Earnings per share - Basic                                                      $1.81            $2.20            $1.86
                                                                               -----            ------           -----
                   - Diluted                                                    $1.76            $2.10            $1.78
                                                                               -----            ------           -----
Weighted average shares outstanding - Basic                                    38,000           37,520           37,069
                                                                              -------          -------           ------
                                    - Diluted                                  39,024           39,275           38,627
                                                                              -------          -------           ------


                 See notes to consolidated financial statements

                        ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                         (In thousands except share amounts)

                                                      Common Stock               Treasury Stock
                                                 -------------------------   ------------------------
                                                                                                            Additional
                                                   Shares         Amount        Shares       Amount       Paid-in Capital
                                                 -----------   -----------   -----------   -----------    ---------------
Balance,  December 31, 1996                       37,066,650   $     3,706       928,550   $    (7,758)   $   199,994
  Comprehensive income:
    Net income for the period                             --            --            --            --             --
    Unearned compensation adjustment
      (net of tax of $7)                                  --            --            --            --             --
    Unrealized gains during the period
      (net of tax of $7,106)                              --            --            --            --             --
    Reclassification adjustment for gains
      included in net income (net of tax
      of $87)                                             --            --            --            --             --
  Total comprehensive income:                             --            --            --            --             --
  Dividends paid ($0.22 per share)                        --            --            --            --             --
  Exercise of stock options                          598,992            60            --            --          7,281
  Issuance of common stock                         1,006,228           101            --            --         21,232
  Purchase of treasury stock                              --            --       355,850        (7,021)            --
                                                 -----------   -----------   -----------   -----------    -----------
Balance,  December 31, 1997                       38,671,870         3,867     1,284,400       (14,779)       228,507
                                                 -----------   -----------   -----------   -----------    -----------
  Comprehensive income:
    Net income for the period                             --            --            --            --             --
    Unearned compensation adjustment
      (net of tax of $202)                                --            --            --            --             --
    Unrealized foreign currency translation
      adjustment (net of tax of $159)                     --            --            --            --             --
    Unrealized gains during the period
      (net of tax of $2,183)                              --            --            --            --             --
    Reclassification adjustment for gains
      included in net income (net of
      tax of $718)                                        --            --            --            --             --
  Total comprehensive income:                             --            --            --            --             --
  Dividends paid ($0.23 per share)                        --            --            --            --             --
  Exercise of stock options                          665,674            66            --            --          9,854
  Issuance of common stock                           475,393            48            --            --         11,490
  Purchase of treasury stock                              --            --       666,394       (17,807)            --
                                                 -----------   -----------   -----------   -----------    -----------
Balance,  December 31, 1998                       39,812,937         3,981     1,950,794       (32,586)       249,851
                                                 -----------   -----------   -----------   -----------    -----------
  Comprehensive income:
    Net income for the period                             --            --            --            --             --
    Unrealized foreign currency translation
      adjustment (net of tax of $1,573)                   --            --            --            --             --
    Unrealized losses during the period
      (net of tax of $25,582)                             --            --            --            --             --
    Reclassification adjustment for losses
      included in net income (net of tax
      of $1,075)                                          --            --
  Total comprehensive income:                             --            --            --            --             --
  Dividends paid ($0.24 per share)                        --            --            --            --             --
  Exercise of stock options                          192,349            19            --            --          3,233
  Issuance of common stock                             2,118             1            --            --             25
                                                 -----------   -----------   -----------   -----------    -----------
Balance,  December 31, 1999                       40,007,404   $     4,001     1,950,794   $   (32,586)   $   253,109
                                                 -----------   -----------   -----------   -----------    -----------

                                                               Accumulated
                                                        Other Comprehensive Income
                                                 -----------------------------------------
                                                                  Foreign
                                                                  Currency     Unrealized
                                                  Unearned       Translation  Holding Grant   Retained
                                                 Compensation    Adjustment     (Losses)       Earnings        Total
                                                 ------------    -----------  ------------    ----------      ---------
Balance,  December 31, 1996                      $       (20)   $        --    $     8,636    $   283,791    $   488,349
  Comprehensive income:
    Net income for the period                             --             --             --         68,806             --
    Unearned compensation adjustment
      (net of tax of $7)                                  20             --             --             --             --
    Unrealized gains during the period
      (net of tax of $7,106)                              --             --         10,894             --             --
    Reclassification adjustment for gains
      included in net income (net of tax
      of $87)                                             --             --           (134)            --             --
  Total comprehensive income:                             --             --             --             --         79,586
  Dividends paid ($0.22 per share)                        --             --             --         (8,195)        (8,195)
  Exercise of stock options                               --             --             --             --          7,341
  Issuance of common stock                                --             --             --             --         21,333
  Purchase of treasury stock                              --             --             --             --         (7,021)
                                                 -----------    -----------    -----------    -----------    -----------
Balance,  December 31, 1997                               --             --         19,396        344,402        581,393
                                                 -----------    -----------    -----------    -----------    -----------
  Comprehensive income:
    Net income for the period                             --             --             --         82,457             --
    Unearned compensation adjustment
      (net of tax of $202)                              (493)            --             --             --
    Unrealized foreign currency translation
      adjustment (net of tax of $159)                     --            714             --             --             --
    Unrealized gains during the period
      (net of tax of $2,183)                              --             --          5,318             --             --
    Reclassification adjustment for gains
      included in net income (net of
      tax of $718)                                        --             --         (1,749)            --             --
  Total comprehensive income:                             --             --             --             --         86,247
  Dividends paid ($0.23 per share)                        --             --             --         (8,645)        (8,645)
  Exercise of stock options                               --             --             --             --          9,920
  Issuance of common stock                                --             --             --             --         11,538
  Purchase of treasury stock                              --             --             --             --        (17,807)
                                                 -----------    -----------    -----------    -----------    -----------
Balance,  December 31, 1998                             (493)           714         22,965        418,214        662,646
                                                 -----------    -----------    -----------    -----------    -----------
  Comprehensive income:
    Net income for the period                             --             --             --         68,624             --
    Unrealized foreign currency translation
      adjustment (net of tax of $1,573)                   --         (2,942)            --             --             --
    Unrealized losses during the period
      (net of tax of $25,582)                             --             --        (48,175)            --             --
    Reclassification adjustment for losses
      included in net income (net of tax
      of $1,075)                                          --             21          1,975             --             --
  Total comprehensive income:                             --             --             --             --         19,503
  Dividends paid ($0.24 per share)                        --             --             --         (9,123)        (9,123)
  Exercise of stock options                               --             --             --             --          3,252
  Issuance of common stock                                --             --             --             --             26
                                                 -----------    -----------    -----------    -----------    -----------
Balance,  December 31, 1999                      $      (493)   $    (2,207)   $   (23,235)   $   477,715    $   676,304
                                                 -----------    -----------    -----------    -----------    -----------

                 See notes to consolidated financial statements

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Years ended December 31,
                                                                 -----------------------------------------------------------
                                                                       1999                1998                 1997
                                                                 -----------------   ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                          $68,624              $82,457              $68,806
      Adjustments to reconcile net income to net cash
          provided by operating activities:
         Depreciation and amortization, net                                (6,272)               (7,696)              (8,869)
         Gain on sale of investments, net                                   3,039               (2,434)                (657)
         Equity in income of affiliates                                   (19,708)              (14,066)              (8,778)
         Compensation, restricted stock award program                           -                    -                   20
         Change in assets and liabilities, net of effects
           of purchase of Singer:
            Premiums receivable                                            12,991               (5,992)              (4,775)
            Accrued interest and dividends receivable                      (3,736)              (2,282)              (1,525)
            Accrued expenses and other liabilities                         16,235                8,699               12,072
            Deferred policy acquisition costs                             (15,419)              (8,149)              (8,320)
            Deferred premium revenue, net                                  29,101               26,961               15,050
            Accrued profit commissions                                         43               (1,257)                 718
            Losses and loss adjustment expenses,net                        18,948                5,267                5,745
            Payable to (receivable from) affiliates                       (28,013)              29,466               (5,671)
            Payable (receivable) for securities                            (1,967)              (2,649)               4,903
            Other assets                                                  (28,814)              18,932)             (15,700)
            Income taxes, net                                             (10,440)               6,281               14,789
                                                                          -------             --------             --------
      Net cash provided by operating activities                            34,612               95,674               67,808
                                                                          -------             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                   (7,287)              (2,616)              (2,027)
      Proceeds from sales and maturities of investments                   362,863              309,582              412,892
      Purchase of investments                                            (459,900)            (364,674)            (444,793)
      Purchase of other invested assets                                    (9,531)                   -                    -
      Sales(purchases) of short-term investments, net                      16,137                   33              (16,211)
      Investment in affiliates                                                  -              (32,401)             (10,640)
      Return of capital from affiliates                                      6,317                   -                    -
      Cash of previously unconsolidated subsidiary                              -                    -                  147
                                                                          -------             --------             --------
      Net cash used in investing activities                               (91,401)             (90,076)             (60,632)
                                                                          -------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital stock                                                         3,277                9,920                7,341
      Short-term debt                                                      59,651               10,790                1,000
      Dividends paid                                                       (9,123)              (8,645)              (8,195)
      Purchase of treasury stock                                                -              (17,807)              (7,021)
                                                                          -------             --------             --------
Net cash  provided by (used in) financing activities                       53,805               (5,742)              (6,875)
                                                                          -------             --------             --------
Net change in cash and cash equivalents                                    (2,984)                (144)                 301
Cash and cash equivalents, beginning of year                                5,542                5,686                5,385
                                                                          -------             --------             --------
Cash and cash equivalents, end of year                                     $2,558               $5,542               $5,686
                                                                          -------             --------             --------
                                                                          -------             --------             --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
            Cash paid during the year for income taxes                    $14,114               $3,000              $10,678
                                                                          -------             --------             --------
                                                                          -------             --------             --------
            Cash paid during the year for interest                         $8,817               $8,591               $8,136
                                                                          -------             --------             --------
                                                                          -------             --------             --------



                 See notes to consolidated financial statements

             ENHANCE FINANCIAL SERVICES GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - ORGANIZATION

Enhance Financial Services Group Inc. ("Enhance Financial," and together with its consolidated subsidiaries, the "Company") is a holding company which was incorporated in the State of New York in December 1985 and commenced operations in November 1986. The Company principally engages, through its indirect wholly-owned, New York-domiciled insurance subsidiaries Enhance Reinsurance Company ("Enhance Re") and Asset Guaranty Insurance Company ("Asset Guaranty") (together, the "Insurance Subsidiaries"), which are owned by a wholly-owned subsidiary of Enhance Financial, Enhance Investment Corporation ("EIC"), in the reinsurance of financial guaranties of municipal and asset backed debt obligations issued by monoline financial guaranty insurers. EIC was dissolved in March 2000 and its assets, which primarily consist of the capital stock of the Insurance Subsidiaries, were transferred to Enhance Financial. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analyses of complex, credit-based risks.

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

The Company, through its consolidated subsidiaries, Singer Asset Finance Company, L.L.C. ("Singer", See Note 5), Enhance Life Benefits LLC ("ELB") and AGS Financial L.L.C. ("AGS Financial"), and partially-owned subsidiaries, Credit-Based Asset Servicing and Securitization LLC ("C-BASS", See Note 5) and Sherman Financial Group LLC ("Sherman" see Note 5), is also engaged in the origination, purchase, servicing and/or securitization of special assets, including lottery awards, structured settlement payments, viatical settlements, sub-performing/non-performing residential mortgages and unsecured delinquent consumer assets including credit cards receivables.

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

CONSOLIDATION

The accompanying financial statements include the accounts of Enhance Financial, Enhance Investment Corporation, the Insurance Subsidiaries, AGS Financial, Singer, ELB, Van-Am and EnRe Bermuda (collectively the "Company"). Investments in which the Company owns from 20% to 50% of those companies and where the Company has a majority voting interest, but where the minority shareholders have substantive participating rights, are accounted for in accordance with the equity method of accounting (See Note 5). All significant intercompany accounts and transactions, and intercompany profits and losses, including these transactions with equity method investee companies, have been eliminated.

INVESTMENTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities," management classifies all securities at the time of purchase as "held to maturity" or "available for sale." Fixed maturity securities held to maturity are those securities for which the Company has the intent and has the ability to hold until maturity and are carried at amortized cost. There were no sales of or transfers of securities classified as held-to-maturity for the years ended December 31, 1999, 1998 and 1997. All other fixed maturity securities are classified as available for sale and carried at fair value. Unrealized gains and losses, net of taxes, on the available for sale portfolio are charged or credited to accumulated other comprehensive income.

Common stocks are carried at fair value. Short-term investments are carried at cost, which approximates market. Unrealized gains and losses, net of taxes, on common stocks are reflected in accumulated other comprehensive income. Realized gains or losses on sales of investments are determined on the basis of specific identification.

Other invested assets consist of residential mortgage-backed securities (See
Note 6), which are classified as trading securities and are carried at fair value, with changes in fair value recognized in income currently. At December 31, 1999, the carrying value approximates cost.

DERIVATIVES

The Company uses interest rate swaps and forward treasury lock agreements to hedge interest rate risk associated with unsecuritized assets held and anticipated acquisitions of assets by Singer. Gains and losses on such instruments that qualify as accounting hedges are deferred until the underlying hedged asset is sold, at which time the gain or loss on the related hedge is recognized in income.

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

The counterparties to the Company's derivative agreements are substantial and creditworthy multinational commercial banks or other financial institutions which are recognized market makers.

PREMIUM REVENUE RECOGNITION

Premiums are earned in proportion to the level amortization of insured principal over the contract period. Deferred premium revenue represents that portion of premiums which will be earned over the remainder of the contract period, based upon information reported by primary insurers and management's estimate of the amortization of insured principal in those instances where information has not been reported to the Company. When insured issues are refunded or called, the remaining deferred premium revenue is generally earned at that time, since the risk to the Company is considered to have been eliminated.

REINSURANCE

In the normal course of business, the Insurance Subsidiaries reinsure portions of their direct and assumed exposures with other insurance companies through contracts designed to limit losses from certain risks and to protect capital and surplus.

The following summarizes the effect of reinsurance on premiums written and earned (in 000s):


                                                       Years Ended December 31,
                                  1999                           1998                           1997
                                  ----                           ----                           ----
                         Written         Earned         Written         Earned         Written         Earned
                         -------         ------         -------         ------         -------         ------
Direct                   $ 53,999       $ 23,710        $ 30,484        $19,704         $25,477        $13,950
Assumed                    85,001         83,228          99,922         84,248          82,675         75,665
Ceded                     (6,047)        (3,087)          (1,107)        (1,615)         (7,646)        (4,160)
                          -------        -------      ----------        -------         -------        -------
Net premiums             $132,953       $103,851        $129,299       $102,337        $100,506        $85,455
                         ========       ========        ========       ========        ========        =======

The effect of reinsurance on losses and loss adjustments expenses for the years ended December 31, 1999, 1998 and 1997 was a decrease of $1,369,000, $1,230,000 and $335,000, respectively.

In the event that any or all of the reinsurers were unable to meet their obligations, the Insurance Subsidiaries would be liable for such defaulted amounts.

The percentage of assumed premiums written as a part of net premiums written for the years ended December 31, 1999, 1998 and 1997 was 63.9%, 77.3% and 82.3%
respectively.

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

LOSSES AND LOSS ADJUSTMENT EXPENSES ("LAE")

Reserves for losses and LAE in the financial guaranty business are established based on the Company's best estimate of specific and non-specific losses, including expenses associated with settlement of such losses on its insured and reinsured obligations. The Company's estimation of total reserves considers known defaults, reports and individual loss estimates reported by primary insurers and annual increases in the total net par amount outstanding of the Company's insured obligations ($85.6 billion as of December 31, 1999). The Company records a specific provision for losses and related LAE when reported by primary insurers or when, in the Company's opinion, an insured risk is in default or a default is probable and the amount of the loss is reasonably estimable. In the case of obligations with fixed periodic payments, the provision for losses and LAE represents the present value of the Company's ultimate expected losses, adjusted for estimated recoveries under salvage or subrogation rights. The non-specific reserves represent the Company's best estimate of total reserves, less provisions for specific reserves. Generally, when a case basis reserve is established or adjusted, a corresponding adjustment is made to the non-specific reserve. The Company discounts certain financial guaranty liabilities at annual rates which correspond to the Insurance Subsidiaries investment yields ranging from 5.95% to 6.35%. These discounted liabilities at December 31, 1999 and 1998 were $14.9 million and $17.5 million respectively, net of discounts of $12.0 million and $11.0 million, respectively.

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

FEDERAL INCOME TAXES

In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred federal income taxes are provided for temporary differences between the tax and financial reporting basis of assets and liabilities that will result in deductible or taxable amounts in future years when the reported amount of the asset or liability is recovered or settled. In the case of the Company, such temporary differences relate principally to premium revenue recognition and deferred acquisition costs. See Note 6 for discussion relating to acquired deferred tax assets.

The Internal Revenue Code permits municipal bond insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to the statutory mandatory contingency reserve during the year. The deduction taken is allowed only to the extent that U.S. Treasury non-interest-bearing tax and loss bonds are purchased at their par value prior to the original due date of the Company's consolidated federal tax return and held in an amount equal to the tax benefit attributable to such deductions. The amounts deducted must be included in taxable income when the contingency reserve is released, at which time the Company may redeem the tax and loss bonds to satisfy the additional tax liability. The purchases of tax and loss bonds are recorded as prepayments of federal income taxes and are not reflected in the Company's current tax provision.

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

STOCK COMPENSATION PLANS

The Company has in effect a stock option program for key employees and a directors' stock option program for the benefit of directors who are not employees of the Company. In March 1998, the board of directors adopted the Director Stock Ownership Plan pursuant to which directors are entitled to elect to receive all or a portion of their directors fees in the form of Enhance Financial common stock. Under these programs, awards are granted to eligible employees and directors of the Company in the form of Incentive Stock Options, where they qualify under the Internal Revenue Code, or Non-Qualified Stock Options. The Company follows the intrinsic value based method of accounting for stock based compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has provided pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied (See
Note 12).

EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," the Company reports "basic" and "diluted" earnings per share ("EPS"). Basic EPS is determined by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities such as employee stock options were exercised. Diluted EPS is computed using the treasury stock method to determine the weighted average number of common stock equivalents outstanding during each year. For all periods presented common stock equivalents comprise outstanding options pursuant to the Company's stock option programs.

Following is a reconciliation of weighted average common shares outstanding to weighted average common and common equivalent shares outstanding for the years ended December 31, 1999, 1998 and 1997 (in 000s).

                                                                  1999             1998            1997
                                                                  ----             ----            ----
Weighted average common shares outstanding                       38,000           37,520         37,069
Dilutive effect of common stock options                           1,024            1,755          1,558
                                                                 ------           ------         ------
Weighted average common and common equivalent
           shares outstanding                                    39,024           39,275         38,627
                                                                 ======           ======         ======

NEW ACCOUNTING PRONOUNCEMENTS

During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information." This pronouncement requires a company to present disaggregated information based on the internal segments used in managing its business. The adoption of this statement did not impact the Company's financial position or results of operations, but it did affect the presentation of the Company's segment disclosures (See Note 17).

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

In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (the "Codification"). The Codification is intended to standardize regulatory accounting and reporting for the insurance industry and is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices, and it is uncertain when or if, the State of New York will require adoption of the Codification for the preparation of statutory financial statements. The Company has not finalized the quantification of the effects of Codification on its statutory financial statements.

GOODWILL

Goodwill represents the excess of cost of acquisitions over the tangible net assets acquired. Goodwill, which is substantially attributable to the acquisition of Singer, is amortized by the straight-line method over 20 years.

FURNITURE AND FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment are carried at depreciated cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from 3 to 7 years. Leasehold improvements are amortized over the lesser of 5 years or the lease term.

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

The statutory basis policyholders' surplus of Enhance Re and Asset Guaranty, as reported to insurance regulatory authorities, was $214.8 million and $90.6 million, respectively at December 31, 1999 and $225.7 million and $98.5 million, respectively, at December 31, 1998. Statutory net income of Enhance Re and Asset Guaranty was $38.7 million and $8.4 million, respectively, for the year ended December 31, 1999. Statutory net income of Enhance Re and

Asset Guaranty was $51.7 million and $11.0 million, respectively, for the year ended December 31, 1998 and $40.7 million and $11.7 million, respectively, for the year ended December 31, 1997.

The New York Insurance Law requires financial guaranty insurers to maintain a minimum policyholders' surplus of $65 million. When added to the minimum policyholders' surplus of $3.4 million separately required for the other lines of insurance which it is licensed to write, each of the Insurance Subsidiaries is required to have an aggregate minimum policyholders' surplus of $68.4 million.

Under the New York Insurance Law, the Insurance Subsidiaries may declare or distribute dividends only out of earned surplus. The maximum amount of dividends which may be paid by the Insurance Subsidiaries to Enhance Financial without prior approval of the Superintendent of Insurance is subject to restrictions relating to statutory surplus and net investment income as defined by statute. Enhance Re declared and paid a dividend of $22 million and Asset Guaranty declared and paid a dividend of $4 million for the year ended December 31, 1999. At December 31, 1999, the Insurance Subsidiaries had an additional $11.0 million available for dividend distribution.

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

NOTE 4 - INVESTMENTS

The following is a summary of the Company's investments in fixed maturities at December 31, 1999 and 1998 (in 000s):


                                                          Gross             Gross
                                        Amortized      Unrealized         Unrealized
1999                                       Cost           Gains             Losses     Fair Value
----                                       ----           -----             ------     ----------
HELD TO MATURITY
  Private placements                      $ 90,711       $     --       $     --       $ 90,711
  Municipal obligations                     77,231          3,767             --         80,998
  Corporate securities                       3,593            102             --          3,695
  U.S. Government obligations                6,072             81             83          6,070
                                          --------       --------       --------       --------
Total held to maturity                    $177,607       $  3,950       $     83       $181,474
                                          ========       ========       ========       ========
AVAILABLE FOR SALE

  Municipal obligations                   $564,899       $  3,259       $ 28,381       $539,777
  Mortgage-backed securities               121,327             65          3,878        117,514
  Corporate securities                      56,213             82          1,490         54,805
  Asset-backed securities                   21,689            216          2,377         19,528
  U.S. Government obligations               14,623             --            284         14,339
                                          --------       --------       --------       --------
Total available for sale                  $778,751       $  3,622       $ 36,410       $745,963
                                          ========       ========       ========       ========

                                                            Gross             Gross
                                         Amortized        Unrealized        Unrealized
1998                                       Cost             Gains             Losses     Fair Value
----                                       ----             -----             ------     ----------
HELD TO MATURITY
  Private placements                      $ 96,289       $     --       $     --       $ 96,289
  Municipal obligations                     93,290          8,401             --        101,691
  Corporate securities                       4,695            394             --          5,089
  U.S. Government obligations                2,494            229                         2,723
                                          --------       --------       --------       --------
Total held to maturity                    $196,768       $  9,024       $     --       $205,792
                                          --------       --------       --------       --------
AVAILABLE FOR SALE
  Municipal obligations                   $489,477       $ 31,233       $     35       $520,675
  Mortgage-backed securities                95,956          2,644          3,640         94,960
  Corporate securities                      46,732          2,349            605         48,476
  Foreign securities                        22,203          4,497              3         26,697
  U.S. Government obligations                3,276            290             --          3,566
                                          --------       --------       --------       --------
Total available for sale                  $657,644       $ 41,013       $  4,283       $694,374
                                          ========       ========       ========       ========


The amortized cost and estimated fair value of fixed maturities at December 31, 1999 by contractual maturity are shown below (in 000s). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                        Amortized Cost                  Fair Value
                                                        --------------                  ----------
Fixed maturities, held to maturity
Due in one year or less                                     $ 10,414                      $ 10,500
Due after one year through five years                         64,273                        65,890
Due after five years through ten years                        53,293                        54,745
Due after ten years                                           49,627                        50,339
                                                           ---------                     ---------
                                                           $ 177,607                     $ 181,474
                                                           =========                     =========

Fixed maturities, available for sale
Due in one year or less                                       $    -                        $    -
Due after one year through five years                         47,102                        47,520
Due after five years through ten years                       128,283                       129,450
Due after ten years                                          603,366                       568,993
                                                             -------                       -------
                                                           $ 788,751                     $ 745,963
                                                           =========                     =========

Proceeds from sales of available for sale investments in fixed maturities during 1999, 1998 and 1997 were approximately $348 million, $301 million and $407 million, respectively. Gross gains of $5.5 million and gross losses of $3.3 million were realized in 1999. A write-down of book values for fixed income securities, in the amount of $5.3 million, resulted in a net realized loss on the sale of investments of $3.0 million in 1999. Gross gains of $5.0 million and gross losses of $2.6 million were realized on those sales in 1998. Gross gains of $4.8 million and gross losses of $4.2 million were realized on those sales in 1997.

Sources of the Company's consolidated net investment income are as follows (in
000s):


                                                                    Years Ended December 31,
                                                      ------------------------------------------------------
                                                           1999               1998               1997
                                                           ----               ----               ----
Fixed maturities                                          $56,909            $53,312           $50,258
Short-term investments and cash equivalents                 1,658              2,148             1,872
Other invested assets                                       1,405                  -                 -
Other                                                         436                416               572
                                                           ------             ------            ------
    Total investment income                                60,408             55,876            52,702
Less investment expenses                                    2,355              2,453             2,084
                                                           ------             ------            ------
Net investment income                                     $58,053            $53,423           $50,618
                                                          =======            =======           =======



The net unrealized appreciation (depreciation) of investments included as a component of other accumulated comprehensive income at December 31, 1999 and 1998 is as follows (in 000s):


                                                                              1999               1998
                                                                              ----               ----
Difference between market value and amortized cost of
    available for sale portfolio

   Fixed maturities                                                         $(32,788)           $ 36,730
   Equity securities                                                             341                 341
                                                                            --------            --------
                                                                             (32,447)             37,071
Deferred tax asset (liability)                                                 9,212            (14,106)
                                                                            --------            --------
Net unrealized appreciation of investments                                  $ (23,235)          $ 22,965
                                                                            =========            =======


Unrealized appreciation of investments in equity securities at December 31, 1999 and 1998 includes gross unrealized gains of $341,000.

Under agreements with its primaries and in accordance with statutory requirements, the Insurance Subsidiaries maintain funds (fixed maturities and cash equivalents) in trust accounts principally for the benefit of reinsured companies and for the protection of policyholders in states in which the Insurance Subsidiaries are not licensed. The Company maintains full control over the management of assets held in trust accounts. The carrying amount of such restricted balances amounted to approximately $437 million and $312 million at December 31, 1999 and December 31, 1998, respectively.

See Note 6 for information relating to Other Invested Assets.

NOTE 5 - INVESTMENT IN AFFILIATES

The Company owns 360,000 shares of EIC Corporation Ltd. ("Exporters"), an insurance holding company which, through its wholly-owned insurance subsidiary licensed in Bermuda, insures foreign trade receivables. The Company's investment represented an equity interest of approximately 41% at the date of acquisition and approximately 36.5% (which represents 54% voting interest) at December 31, 1999. The Company accounts for its investment in Exporters in accordance with the equity method of accounting as the control of Exporters does not rest with the Company and since the minority shareholders have substantial participating rights.

The Company owns a controlling equity interest in the outstanding stock of Van-Am and accounts for its investment on a consolidated basis. Due to intense pricing competition in Van-Am's core business and a poor strategic fit with the Company's other operations, the Company decided in 1998 to exit the financial responsibility bond line of business. The Company sold a portion of Van Am business in 1999 and will either sell its remaining interest in Van Am or wind-down Van Am's operations, thereby exiting this line of business. A wind-down of Van Am's operation may take ten or more years. An estimated $4.5 and $2.3 million of expenses associated with this action have been recognized in 1999 and 1998, respectively.

In 1995, the Company acquired all of the outstanding shares of Litton Loan Servicing, Inc. ("LLSI"), a Houston-based loss mitigation residential mortgage servicer. The purchase price approximated the fair market value of the acquired assets and liabilities at the date of acquisition.

In 1996, the Company and MGIC Investment Corporation formed C-BASS, with members of management thereof. C-BASS evaluates, purchases, services and securitizes sub-performing, non-performing, and seller financed residential mortgages and real estate and subordinated residential mortgage-backed securities. At December 31,1999 the Company owned approximately a 48% interest in C-BASS, which is being accounted for on the equity basis of accounting. Effective January 1, 2000, the Company owns approximately a 46% interest in C-BASS. In 1998, the Company contributed substantially all of the assets of in LLSI to C-BASS as part of its initial capital commitment. At December 31, 1999, the Company had contributed $55.5 million of capital to C-BASS. The following table sets forth combined C-BASS financial data as of the date indicated and for the periods then ended (in millions):


                                                                  December 31,
                                    -------------------------------------------------------------------------
                                             1999                     1998                     1997
                                             ----                     ----                     ----
Mortgage-related assets                     $773.0                   $550.1                   $189.6
Other assets                                 161.5                     73.4                     40.0
                                            ------                   ------                   ------
Total assets                                $934.5                   $623.5                   $229.6
                                            ======                   ======                   ======

Funding arrangements                        $617.2                   $360.8                   $121.9
Other liabilities                            127.6                    107.6                     45.0
                                             -----                    -----                   ------
Total liabilities                           $744.8                   $468.4                   $166.9
                                            ======                   ======                   ======


                                                    For the year ended December 31,

                                    -------------------------------------------------------------------------
                                             1999                      1998                    1997
                                             ----                      ----                    ----
Total revenues                              $114.1                    $69.7                    $36.2
Total expenses                                73.7                     43.7                     21.0
                                            ------                    -----                    -----
Net income                                  $ 40.4                    $26.0                    $15.2
                                            ======                    =====                    =====


In 1995, the Company acquired, for cash, a 50% joint venture interest in Singer, which originates, securitizes and sells various types of special assets such as lottery awards, structured settlement payments and similar obligations. In 1997, the Company acquired the remaining 50% of Singer in a series of all-stock transactions for an aggregate purchase price valued at $21.3 million. The excess (approximately $20.4 million) of the Company's aggregate cost over the fair value of the net assets of Singer represents goodwill.

Enhance Financial and Swiss Re, respectively, owns 45% equity interest in SBF Participacoes Ltda ("SBF"), a Brazilian insurance holding company, which is the parent holding company of UBF Garantias & Seguros SA, one of Brazil's largest credit insurance and surety insurance companies ("UBF"). The remainder of SBF is owned by UBF's management and private Brazilian investors. The Company anticipates that the business of UBF will expand in the Latin American insurance and other credit-related markets and opportunities. The Company's investment in SBF as of December 31, 1999 and December 31, 1998 was approximately $3.4 and $4.5 million, respectively, and is being accounted for on the equity methods of accounting.

In November 1998, the Company acquired through merger all of the outstanding shares of Alegis Group, Inc. ("Alegis"), the parent holding company of a Houston-based servicer and collector of delinquent consumer assets, the purchase price was approximately $11.7 million which approximated the fair market value of Alegis (see Note 8).

In December 1998, the Company and MGIC formed a joint venture, Sherman, with members of management thereof, to provide analytic and due diligence services to purchasers of unsecured delinquent consumer assets; purchases, services and securitizes unsecured delinquent consumer assets. The Company owns a 45.5% interest in Sherman, which is being accounted for on the equity basis of accounting. In December 1999 as part of its initial capital commitment, the Company contributed substantially all the assets of one subsidiary of Alegis and the capital stock of other subsidiaries to Sherman. At December 31, 1999, the Company had committed to contribute an aggregate $20.0 million to the capital of Sherman, approximately $9.1 million of which had been contributed as of December 31, 1999. At December 31, 1999 the Company has guaranteed $10.9 million of Sherman's credit facility, which has an outstanding balance of $21.8 million.

Total assets of the Company's unconsolidated subsidiaries and affiliates accounted for by the equity method of accounting at December 31, 1999 and 1998 were $1,275.5 and $707.2 million, respectively. Total liabilities at December 31, 1999 and 1998 were $868.4 and $507.3 million, respectively. Total net income for the years' ended December 31, 1999 and 1998 was $40.3 and $30.5 million, respectively.

NOTE 6 - INCOME TAXES

The Company files a consolidated federal income tax return with its includable subsidiaries. Subject to the provisions of a tax sharing agreement, income tax allocation is based upon separate return calculations.

On April 8, 1999, the Company completed a $13.7 million purchase of a portfolio of approximately 500 residential mortgage-backed securities (classified as Investments - Other Invested Assets). Post-closing adjustments subsequently reduced the net purchase price to $9.4 million. The transaction was structured by C-BASS, which will also manage and service the portfolio for the Company. The purchase price was financed by a short-term credit facility with an initial principal balance of $10.3 million. As of December 31, 1999, the outstanding balance of that credit facility was $3.9 million. The transaction is expected to produce significant pre-tax economic profits over the life of the acquired portfolio, which is anticipated to be eight to ten years. Additionally, the transaction will provide ancillary tax benefits that are expected to lower the Company's effective tax rate in 1999 and beyond. The Company currently expects that it will continue to receive tax benefits from the portfolio at a level comparable to the current year at least through 2001 and will receive some additional tax benefits over a period of six to eight years thereafter. However, the amount of pre-tax economic profits and tax benefits recognized from year to year may vary significantly depending on a variety of factors relating to the portfolio, some of which are outside the control of the Company. For the year ended December 31, 1999, the portfolio produced $41.2 million in net tax losses and $1.4 million in investment income for financial reporting purposes.

One of the prior owners of the portfolio has been audited by the Internal Revenue Service ("IRS"). Upon completion of that audit, the IRS determined that certain tax strategies adopted by the prior owner with respect to the portfolio were improper and should be disallowed. The prior owner disputes the IRS's determination and has filed suit in the United States Tax Court to overturn the IRS's audit adjustments relating to the portfolio. The IRS has asserted a number of theories in support of its audit position, one of which conceivably could result in the loss of a material portion of the tax benefits that the Company expects to receive from the portfolio. After reviewing the pleadings filed in the pending litigation, Company counsel has reaffirmed its advice that the Company should be able to realize the expected tax benefits associated with the portfolio. Nonetheless, given the uncertainties involved in litigation, there can be no complete assurance that the pending Tax Court litigation will not have a material adverse effect on the tax benefits that the Company expects to realize from the portfolio.

With respect to the acquired tax benefits, at December 31, 1999, the Company has recorded a $138.0 million deferred tax assets and a related deferred credit. The deferred tax asset is reduced and the deferred credit is amortized to income (as a reduction of current tax expense) as the tax benefits are realized (approximately $14.4 million for the year ended December 31, 1999).

The investment in the portfolio ($10.9 million at December 31, 1999) is carried at estimated market value (which approximates cost) and is classified on the consolidated balance sheet as Investment - Other Investment Assets.

The components of the Company's consolidated provision for income taxes are as follows (in 000s):


                                                                    Year Ended December 31,
                                               ---------------------------------------------------------
                                                      1999                1998                1997
                                                      ----                ----                ----
Current income taxes                                $ 14,569             $10,815             $10,311
Deferred income taxes                                (13,749)             19,535              14,839
                                                    --------             -------             -------
    Tax provision                                   $    820             $30,350             $25,150
                                                    ========             =======             =======


A reconciliation from the tax provision calculated at the federal statutory rate of 35% to the actual tax is as follows (in 000s):


                                                                    Year Ended December 31,
                                                   ---------------------------------------------------------
                                                           1999               1998               1997
                                                           ----               ----               ----
Tax provision at statutory rate                        $  24,305            $ 39,482           $ 32,884
Tax exempt interest and dividends                        (10,283)             (9,796)            (7,878)
Residential mortgage backed securities                   (14,406)                  -                  -
Other, net                                                 1,204                 664                144
                                                       ---------            --------           --------
    Actual tax provision                               $     820            $ 30,350           $ 25,150
                                                       =========            ========           ========


The components of the net deferred income tax asset and liability as of December 31, 1999 and 1998 are as follows (in 000s):


                                                  December 31, 1999                    December 31, 1998
                                                  -----------------                    -----------------
                                              Assets          Liabilities          Assets          Liabilities
                                              ------          -----------          ------          -----------
Contingency reserves                          $     -           $ 34,242           $     -           $ 49,129
Deferred policy acquisition costs                   -             41,816                 -             36,327
Deferred premium revenue                            -             13,693                 -             10,060
Unrealized capital gains                            -                  -                 -             14,106
Unrealized capital losses                       9,212                  -                 -                  -
Assignment sales income                             -             26,536                 -             16,689
Alternative minimum tax
     credit carry forward                           -                  -             8,545                  -
Losses and LAE reserves                         7,306                  -             4,241                  -
Deferred income                                   652                  -             1,455                  -
Impairment of investment asset                  1,855                  -                 -                  -
Accrued expenses                                4,686                  -             2,903                  -
Net operating loss                             22,689                  -             1,781                  -
Other - net                                     2,031              1,557             2,559              4,009
Residential mortgage-backed securities
     acquired tax benefits                    138,000                  -                 -                  -
                                              -------           --------           -------           --------
                                             $186,431           $117,844           $21,484           $130,320
                                              =======           ========           =======           ========


Prepaid federal income taxes includes Tax and Loss Bonds of $24.8 million and $29.3 million as of December 31, 1999 and 1998, respectively.

At December 31, 1999, the Company has net operating loss carryforwards of $12 million which expire in 2019.

NOTE 7 - LONG-TERM DEBT AND CREDIT FACILITY

The carrying value of the Company's indebtedness is as follows (in 000s):


                                                                           December 31,
                                                        ----------------------------------------------------
                                                                  1999                       1998
                                                                  ----                       ----
Debentures, due 2003                                            $  75,000                 $  75,000
Short term debt                                                   113,941                    54,290
                                                                ---------                 ---------
    Total                                                       $ 188,941                 $ 129,290
                                                                =========                 =========


The debentures were issued at par and bear interest at 6.75% payable in March and September each year. The debentures are non-callable obligations of Enhance Financial.

Enhance Financial maintains an unsecured credit facility through a credit agreement (the "Credit Agreement") with major commercial banks providing for borrowing by Enhance Financial of up to $100 million due June 27, 2000, (which was temporarily increased by $25 million from September 29, 1999 through March 31, 2000) to be used for general corporate purposes. Advances under the Credit Agreement bear interest at variable LIBOR-based rates. The average interest rate paid on such advances in 1999 was 6.02%. The Credit Agreement prohibits the Company from incurring additional indebtedness to the extent the resulting total would exceed 25% of the Company's total capitalization as defined or 50% of sum of the Insurance Subsidiaries combined statutory surplus and contingency reserves, and includes certain covenants, none of which significantly restricts the Company's operating activities or dividend-paying ability. The total outstanding under the Credit Agreement at December 31, 1999 was $110 million.

In 1995, the Company entered into a reverse interest-rate swap transaction based on a notional amount of $50 million over the term equal to the remaining term of Enhance Financial's 6.75% Debentures. On June 1, 1995, the Company terminated the swap and realized a gain on termination in the amount of $4.6 million. The gain ($1.8 million at December 31, 1999) has been deferred and is being amortized over the original term of the swap.

See Note 6 for credit facility relating to Other Invested Assets.

NOTE 8 - SHAREHOLDERS' EQUITY AND DIVIDENDS

In December 1996, the board of directors terminated the then existing repurchase program and authorized the repurchase of up to 1,500,000 shares of its common stock from that date. Enhance Financial purchased 666,394 and 355,850 shares of its common stock at an average price of $26.72 and $19.73 per share in 1998 and 1997 respectively. No shares were repurchased in 1999.

In connection with the repurchase program, Enhance Financial entered into a forward purchase agreement during 1997 regarding 256,394 shares of its common stock at a forward purchase price of $21.25 per share. The agreement settles quarterly on a net basis in shares of Enhance Financial stock or in cash at Enhance Financial's election. To the extent that the market price of Enhance Financial common stock on a settlement date was higher (lower) than the forward purchase price, the net differential was received (paid) by Enhance Financial. During 1998, settlements resulted in Enhance Financial receiving 106,394 shares, which were recorded as treasury shares. The agreement terminated in June 1998 after Enhance Financial repurchased the full amount under the program.

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

Under the terms of the Credit Agreement, the maximum amount of dividends which may be paid by Enhance Financial as of December 31, 1999 was $9.6 million. In connection with the Company's two-for-one stock split in June 1998, an additional 40,000,000 shares of common stock were authorized.

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

OTHER INVESTED ASSETS - The fair value of the residential mortgage-backed securities is based on the present value of the estimated net future cash flows, including annual distributions of net cash proceeds from the exercise of call rights using relevant market information.

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

DERIVATIVE INSTRUMENTS - The fair values of foreign currency contracts are based on the estimated termination values as of the balance sheet date. The fair values of interest rate swaps and forward treasury lock agreements (notional amounts of $65 million and $15 million, respectively, at December 31,1999) are determined by the Company using relevant market information and appropriate valuation methodologies.

The carrying amounts and estimated fair values of these financial instruments are as follows (in 000s):


                                            DECEMBER 31, 1999                    DECEMBER 31, 1998
                                            -----------------                    -----------------
                                        Carrying     Estimated Fair          Carrying      Estimated Fair
                                         Amount           Value               Amount            Value
                                         ------           -----               ------            -----
ASSETS:
Fixed maturity securities              $923,570           $927,437           $891,142          $900,166
Common stock                                839                839                839               839
Short-term investments                   34,657             34,657             50,794            50,794
Other invested assets                    10,935             10,935                  -                 -

LIABILITIES:
Deferred premium revenue (net)          337,316            294,667            308,215           267,574
Loss and loss adjustment
    expense reserve (net)                49,684             49,684             33,739            33,739
Long-term debt                           75,000             74,010             75,000            78,083
Short-term debt                         113,941            113,941             54,290            54,290

DERIVATIVE INSTRUMENTS:
Foreign currency contracts                    -                  -                256               256
Forward treasury lock
    agreements                                77                77               (664)             (664)
Interest rate swap agreements                536               536                  -                 -



NOTE 10 - INSURANCE IN FORCE

The Company principally insures and reinsures financial guaranties issued to support public and private borrowing arrangements, including commercial paper, bond financings, and similar transactions. Financial guaranties are conditional commitments which guaranty the performance of a customer to a third party.

The Company's potential liability in the event of nonperformance by the issuer of the insured obligation is represented by its proportionate share of the aggregate outstanding principal and interest payable ("insurance in force") on such insured obligation. At December 31, 1999, the Company's aggregate insurance in force was $85.6 billion. The Company's insured portfolio as of December 31, 1999 was broadly diversified by geographic and bond market sector with no single credit representing more than 1.3% of the Company's net insurance in force.

The composition of the Company's insurance in force by type of issue and by state of issue was as follows (in billions):



TYPE OF ISSUE                                                           December 31,
                                                 -----------------------------------------------------------
                                                             1999                          1998
                                                             ----                          ----
General obligation and other tax backed                     $22.9                         $21.0
Non-municipal                                                12.2                          15.3
Utilities                                                    16.8                          11.2
Health care                                                   8.0                           7.1
Airport/Transportation                                        9.2                           7.7
Housing                                                       1.5                           1.5
Other municipal                                               5.3                           5.1
Other insurance businesses                                    9.7                           6.8
                                                              ---                           ---
    Total                                                   $85.6                         $75.7
                                                            =====                         =====

STATE OF ISSUE                                                          December 31,
                                                 -----------------------------------------------------------
                                                             1999                          1998
                                                             ----                          ----
California                                                  $9.4                          $8.9
New York                                                     9.7                           8.1
Florida                                                      5.4                           4.7
Texas                                                        5.0                           4.3
Pennsylvania                                                 4.2                           3.7
Illinois                                                     3.5                           3.3
Other (each less than 3.5% for 1999 and
     3.3% for 1998)                                         48.4                          42.7
                                                            ----                          ----
         Total                                             $85.6                         $75.7
                                                           =====                         =====


The Company manages its exposure to credit risk through a structured underwriting process which includes detailed credit analysis, review of primaries' underwriting guidelines, surveillance policies and procedures, and the use of reinsurance.

NOTE 11 - EMPLOYEE BENEFITS

The Company maintains non-contributory defined benefit pension plans, including a non-qualified restoration pension plan effective July 1, 1999, for the benefit of all eligible employees. Employer contributions are based upon a fixed percentage of employee salaries determined at the discretion of the Company. Plan assets consist of domestic equity and high quality fixed income securities.

The actuarially computed net pension cost for 1999, 1998 and 1997, using the projected unit credit actuarial method of attribution includes the following components (in 000s):


                                                                          Year Ended December 31,
                                                                  -----------------------------------------
                                                                    1999            1998           1997
                                                                    ----            ----           ----
Service cost                                                        $1,707         $1,022           $900
Interest cost                                                          726            485            494
Expected return on plan assets                                        (394)          (415)          (377)
Amortization of  transition obligation                                   1              2              2
Amortization of prior service cost                                     246             53             53
Recognized net actuarial gain                                         (139)          (129)          (101)
                                                                     -----          -----           -----
Net periodic benefits cost                                          $2,147         $1,018           $971
                                                                    ======         ======           ====


The following table sets forth the funding status of the plans and the accrued pension cost recognized in the Company's consolidated balance sheets at December 31, 1999 and 1998 (in 000s):


                                                                                      December 31,
                                                                             -------------------------------
                                                                                 1999            1998
                                                                                 ----            ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                        $13,241           $8,131
Service cost                                                                     1,707            1,022
Interest cost                                                                      726              485
Actuarial gains                                                                 (2,018)          (1,092)
Benefits paid                                                                   (2,294)          (1,463)
                                                                               -------          -------
Benefit obligation at year end                                                  11,362            7,083
                                                                               -------          -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                                   4,637            4,726
Actual return on plan assets                                                       628              810
Employer contribution                                                                -              565
Benefits paid                                                                   (2,294)          (1,463)
                                                                               -------          -------
Fair value of plan assets at end of year                                         2,971            4,638
                                                                                 -----          -------
Funded Status                                                                   (8,391)          (2,445)
Unrecognized transition obligation                                                  11               13
Unrecognized prior service cost                                                  6,820              907
Unrecognized net actuarial gain                                                 (4,057)          (3,624)
                                                                               -------          -------
Accrued benefit cost                                                           $(5,617)         $(5,149)
                                                                               ========         ========



Actuarial assumptions utilized to determine the projected benefit obligation and estimated unrecognized net actuarial gain were as follows:


                                                                           Year ended December 31,
                                                                   ------------------------------------
                                                                   1999           1998             1997
                                                                   ----           ----             ----
Discount rate                                                      8.0%            7.0%            7.0%
Expected return on plan assets                                     8.5%            8.5%            8.5%
Rate of compensation increase                                      6.0%            6.0%            6.0%



In addition to pension benefits, the Company provides certain health care benefits for retired employees. Substantially all employees of Enhance Financial and the Insurance Subsidiaries may become eligible for these benefits if they reach retirement age while working for the Company.

The net post-retirement benefit cost for 1999, 1998, and 1997 was $180,000, $140,000, and $127,000, respectively, and includes service cost, interest cost and amortization of the transition obligation and prior service cost.

At December 31, 1999 and 1998 the accumulated post-retirement benefit obligation was $896,000 and $715,000, respectively, and was not funded. At December 31, 1999, the discount rate used in determining the accumulated post-retirement benefit obligation was 8% and the health care trend was 10.5%, graded down to 5.5% after 12 years; at December 31, 1998, the discount rate used in determining the accumulated post-retirement benefit obligation was 7% and the health care trend was 12%, graded to 6% over 7 years. A one-percentage point change in assumed healthcare cost trend rates would have the following effects (In thousands):


                                                                 1-Percentage Point     1-Percentage Point
                                                                       Increase               Decrease
                                                                       --------               --------
Effect on total of service and interest cost components                 $  35                  ($  27)
Effect on post-retirement benefit obligation                              140                    (113)


In January 1996, the Company implemented a 401(k) retirement savings plan covering substantially all employees of the Company. Under this plan, the Company provides a matching contribution of 50% on contributions up to 6% of base salary made to the plan by eligible employees. The Company's matching contributions were $275,000, $120,000, and $106,000 in 1999, 1998 and 1997,
respectively.

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

All options are exercisable at the option price, being the fair value of the stock at the date of grant. The board of directors has authorized a maximum of 11,631,050 shares of common stock to be awarded as options, of which 9,172,435 options for shares (net of expirations and cancellations) had been awarded as of December 31, 1999. Information regarding activity in the option programs follows:


                                                  Number of                                     Weighted Average
                1999 Options                       Shares           Option Price Per Share       Exercise Price
                ------------                       ------           ----------------------       --------------
Outstanding at beginning of year                  6,055,604            $7.25-$34.281                  $17.38
Granted - Employees                               1,404,768          $16.438 - $29.375                 17.82
        - Directors                                  70,000              $16.25                        16.25
Exercised                                          (192,349)           $7.25-$28.21                    11.10
Expired or canceled                                (141,526)         $11.938 - $32.25                  25.79
Outstanding at year-end                           7,196,497            $7.25-$34.281                   17.50
                                                  ---------
Exercisable at year-end - Employees               3,969,601            $7.25-$34.281                   14.56
                                                  ---------
                        - Directors                 381,166          $8.563 - $29.75                   18.35




                                                  Number of                                     Weighted Average
                1998 Options                       Shares          Option Price Per Share       Exercise Price
                ------------                       ------          ----------------------       --------------
Outstanding at beginning of year                  5,635,108          $7.25   -  $29.062              $ 14.81
Granted - Employees                               1,168,980          $24.937 -  $34.281                25.49
        - Directors                                  91,000                $30.00                      30.00
Exercised                                          (666,374)         $7.25   -  $20.75                  9.89
Expired or canceled                                (173,110)         $8.00   -  $28.813                24.07
                                                   ---------
Outstanding at year-end                           6,055,604          $7.25   -  $34.281                17.38
                                                  ---------
Exercisable at year-end - Employees               3,234,202          $7.25   -  $28.844                12.21
                        - Directors                 306,166          $8.563  -  $29.75                 14.46




                                                  Number of                                     Weighted Average
                1997 Options                       Shares           Option Price Per Share       Exercise Price
                ------------                       ------           ----------------------       --------------
Outstanding at beginning of year                   5,106,220            $7.25  -  $18.25              $ 10.91
Granted - Employees                                1,220,374            $19.44 -  $28.844               27.21
        - Directors                                   91,000                 $29.75                     29.75
Exercised                                           (598,792)           $7.25  -  $17.00                 9.47
Expired or canceled                                 (183,694)           $8.00  -  $19.44                13.36
                                                   ---------
Outstanding at year-end                            5,635,108            $7.25  -  $29.75                14.81
                                                   ---------
Exercisable at year-end - Employees                3,117,688            $7.25  -  $19.44                10.27
                        - Directors                  256,666            $8.563 -  $18.25                11.07




                                        Options Outstanding                             Options Exercisable
                        -----------------------------------------------------     --------------------------------
                              Number           Weighted                             Number
                           Outstanding         Average           Weighted        Exercisable         Weighted
    Range of              at December          Remaining          Average        at December           Average
 Exercise Prices           31, 1999         Contract Life     Exercise Price      31, 1999         Exercise Price
 ---------------           --------         -------------     --------------      --------         --------------

$ 7.25 - $10.99             2,026,390            3.1              $ 9.07           2,026,390         $ 9.07
$11.00 - $19.99             2,677,568            8.1               15.52           1,291,495          14.27
$20.00 - $34.281            2,492,539            8.5               26.47           1,032,882          27.17
                            ---------                                              ---------
                            7,196,497                                              4,350,767
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


                                                     1999                 1998                  1997
                                                     ----                 ----                  ----
Net income - as reported                            $68,624              $82,457               $68,806
           - pro forma                               66,168              $80,906               $67,475
Basic earnings per share - as reported              $  1.81              $  2.20               $  1.86
                         -  pro forma                  1.74              $  2.16               $  1.82
Diluted earnings per share - as reported            $  1.76              $  2.10               $  1.78
                           - pro forma                 1.70              $  2.06               $  1.75


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of option grants were $6.78, $16.62, and $12.01 in 1999, 1998 and 1997, respectively. The following assumptions were used for option grants awarded in 1999, 1998 and 1997:


                                                                  Options Granted
                                        --------------------------------------------------------------------
                                                1999                   1998                   1997
                                                ----                   ----                   ----
Dividend yield                               0.8% to 1.5%           0.6% to 1.0%           0.8% to 1.1%
Volatility                                  43.7% to 54.3%         24.1% to 75.1%         18.7% to 30.3%
Risk-free interest rate                      4.7% to 6.3%           4.3% to 5.8%           5.8% to 6.7%
Assumed annual forfeiture rate                    3.0%                 3.0%                   3.0%
Expected life                                  10 years              10 years               10 years



NOTE 13 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

LEASE COMMITMENTS

The Company has committed to lease office space under non-cancelable leases which expire at various dates through August 2015. The leases provided for escalations resulting from increased assessments for taxes, utilities and maintenance. Future minimum rental payments on all leases, before any deductions for estimated sublease income, are as follows (in 000s):



YEAR ENDED DECEMBER 31,                                        OPERATING LEASES
-----------------------                                        ----------------
2000                                                                $ 2,300
2001                                                                  5,400
2002                                                                  6,100
2003                                                                  6,300
2004                                                                  6,300
Thereafter                                                           67,800
                                                                   --------
                                                                   $ 94,200
                                                                   ========



Rent expense, net of sublease income, was $3,228,000, $1,528,000, and $1,699,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

COMMITMENTS - OFFICE CAPITAL IMPROVEMENTS

The Company has committed to make capital improvements to its offices in New York, New York and to purchase fixtures and furniture for such offices, in the aggregate amount of $11.0 million, net of building owner's reimbursement.

REINSURANCE AGREEMENTS

The Company is a party to facultative agreements with all, and a party to treaty agreements with all except one of, the four largest primary financial guaranty insurance companies. The Company's facultative and treaty agreements are generally subject to termination (i) upon written notice (ranging from 90 to 120 days) prior to the specified deadline for renewal, (ii) at the option of the primary insurer if the Company fails to maintain certain financial, regulatory and rating agency criteria which are equivalent to or more stringent than those the Company is otherwise required to maintain for its own compliance with the New York Insurance Law and to maintain a specified claims-paying ability or financial strength rating for the particular Insurance Subsidiary or (iii) upon certain changes of control of the Company. Upon termination under the conditions set forth in (ii) and (iii) above, the Company may be required (under some of its reinsurance agreements) to return to the primary insurer all unearned premiums, less ceding commissions, attributable to reinsurance ceded pursuant to such agreements. Upon the occurrence of the conditions set forth in (ii) above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement.

OTHER

In August 1999, the senior long-term debt rating of Enhance Financial and the insurance financial strength rating of Enhance Reinsurance were downgraded from Aa3 to A2 and from Aaa to Aa2, respectively.

The Company does not believe that the downgrade of the senior long-term debt rating of Enhance Financial from Aa3 to A2 has had or should have a material adverse effect on Enhance Financial, except to the extent that it could have a material adverse effect on Enhance Re. However, such downgrade could result in an increase, which could be significant, in the costs to Enhance Financial of borrowing funds or raising capital. Similarly, any additional downgrade of the senior long-term debt rating of Enhance Financial could increase costs of borrowing funds or raising capital, or could make certain types of borrowings or capital unavailable to the Company, which could have a material adverse effect on the Company.

On February 29, 2000, Moody's advised the Company that it had placed on review for possible further downgrade both the above ratings. Moody's explained that this review will focus on the uncertainty surrounding management's strategy with respect to the Company's higher risk specialty finance businesses, the reliance on these business lines to achieve publicly stated earnings targets, the Company's future capital plans and the Company's financial flexibility. Moody's indicated that the outcome of the review will depend on the Company's future plans for achieving a balance between the financial guaranty insurance operations and the Company's other lines of business. The Company does not believe that a downgrade of Enhance Re's financial strength rating from Aa2 to Aa3, should it occur, should have a material adverse effect on Enhance Re's competitive position or Enhance Re's costs associated with cessions from primary insurers under their treaties with Enhance Re. This is because many of Enhance Re's reinsurance competitors do not have materially higher financial strength ratings from Moody's than would Enhance Re and because of the terms of the amendments of certain of its existing treaties and its new treaties with the Company's primary insurers. In cases where a prior treaty with a primary insurer remains in effect or a primary insurer had waived its rights with respect to the 1999 downgrade, any additional downgrade could result in those primary insurers recapturing business previously ceded to Enhance Re. However, a downgrade in Enhance Re's financial strength rating to (or below) A could have a material adverse effect on Enhance Re's competitive position. Such a downgrade may so diminish the value of Enhance Re's reinsurance to the primary insurers that they could either materially increase the costs to Enhance Re associated with cessions under their treaties with Enhance Re or recapture business previously ceded to Enhance. In either case, the effect of such changes could materially adversely affect the Company's ability to continue to engage in the reinsurance of monoline financial guaranty insurers business. While the Company believes that the recapture of business by the primaries would otherwise be inconsistent with their long-standing risk-management practices, such action, if it occurs and depending on its magnitude, could have a material adverse effect on the Company.


NOTE 14 - PARENT COMPANY FINANCIAL INFORMATION

The following are the condensed balance sheets of Enhance Financial as of December 31, 1999 and 1998 and its condensed statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997 (in 000s).

CONDENSED BALANCE SHEETS


                                                                              December 31,
                                                                ----------------------------------------
                                                                      1999                    1998
                                                                      ----                    ----
ASSETS
Cash                                                                $     56                $  2,715
Investments                                                           19,497                   7,095
Investment in affiliated companies                                   807,848                 784,235
Other assets                                                          59,025                   4,865
                                                                    --------                --------
                                                                    $886,426                $798,910
                                                                    --------                --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Long-term debt                                                      $ 75,000                $ 75,000
Other liabilities                                                    135,122                  61,264
Shareholders' equity                                                 676,304                 662,646
                                                                     -------                 -------
                                                                    $886,426                $798,910
                                                                    ========                ========


CONDENSED STATEMENTS OF INCOME


                                                                       Year Ended December 31,
                                                           --------------------------------------------
                                                               1999             1998             1997
                                                               ----             ----             ----
Total revenues                                               $    690         $    812          $   510
Total expenses                                                 21,545           17,514           14,652
                                                               ------           ------           ------
                                                              (20,855)         (16,702)         (14,142)
Equity in income of affiliates                                 79,571          102,459           77,500
Minority interest                                                 306                -                -
                                                             --------         ---------        --------
Income before income taxes                                     59,022           85,757           63,358
Income tax (expense) benefit                                    9,602           (3,300)           5,448
                                                             --------         ---------        --------
Net income                                                   $ 68,624         $ 82,457          $68,806
                                                             ========         ========          =======


CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Year Ended December 31,
                                                          --------------------------------------------------
                                                               1999             1998             1997
                                                               ----             ----             ----
Cash flows from operating activities:
   Net income                                                      $  68,624     $  82,457     $  68,806
   Adjustments to reconcile net income to net cash from
     operating activities
   Equity in income of affiliates                                    (79,571)     (102,459)      (77,500)
   Other                                                             (40,273)       55,239        29,799
                                                                   ---------     ---------     ---------
Net cash provided by
  (used in) operating activities                                     (51,220)       35,237        21,105
                                                                   ---------     ---------     ---------
Cash flows from investing activities:
   Investment in affiliates net of dividends received
                                                                       6,317       (32,401)       (7,186)
   Investments activities                                            (14,852)          741        (2,396)
   Short-term investments, net                                         2,460         4,880        (4,648)
                                                                   ---------     ---------     ---------
     Net cash used in investing activities                            (6,075)      (26,780)      (14,230)
                                                                   ---------     ---------     ---------
Cash flows from financing activities:
   Capital stock                                                       3,277         9,920         7,341
   Short-term debt                                                    60,482        10,790         1,000
   Dividends paid                                                     (9,123)       (8,645)       (8,195)
   Principal payment - senior notes                                       --            --
   Reissuance of treasury stock                                           --            --
   Purchase of treasury stock                                             --       (17,807)       (7,021)
                                                                   ---------     ---------     ---------
   Net cash provided by (used in)
     financing activities                                             54,636        (5,742)       (6,875)
                                                                   ---------     ---------     ---------
Net increase (decrease) in cash                                       (2,659)         2,715            --
Cash, beginning of year                                                2,715            --            --
                                                                   ---------     ---------     ---------
Cash, end of year                                                  $      56     $   2,715     $      --
                                                                   =========     ==========    =========


NOTE 15 - MAJOR CUSTOMERS

The Company derives a substantial portion of its premium writings from a small number of primary insurers. The following table states the percentage of gross premiums written for the years ended December 31, 1999, 1998 and 1997 for the Company's four most significant primary insurers:


    For year ended
     December 31,            Insurer #1           Insurer #2            Insurer #3           Insurer #4
     ------------            ----------           ----------            ----------           ----------
         1999                   20%                   14%                   9%                   2%
         1998                   19%                   19%                  19%                   5%
         1997                   25%                   16%                   9%                   4%


This customer concentration results from the small number of primary insurance companies which are licensed to write financial guaranty insurance. Prior years' data has been restated to give retroactive effect to mergers between our primary insurers.

NOTE 16- LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for losses and loss adjustment expenses ("LAE") is summarized as follows (in 000s):


In thousands                                                      Year Ended December 31,
                                                ------------------------------------------------------------
                                                       1999                1998                 1997
                                                       ----                ----                 ----
Balance at January 1,                                 $36,239              $33,675             $28,081
    Less reinsurance recoverables                       2,500                2,688               1,823
                                                        -----                -----               -----
Net balance at January 1,                              33,739               30,987              26,258
                                                       ------               ------              ------
Net incurred related to:
    Current year                                       16,645                6,000               6,002
    Prior years                                         9,511                4,324               3,753
                                                        -----                -----               -----
Net incurred                                           26,156               10,324               9,755
                                                       ------               ------               -----
Net paid related to:
    Current year                                        1,512                  352                 720
    Prior years                                         8,699                7,220               4,306
                                                        -----                -----               -----
Net paid                                               10,211                7,572               5,026
                                                       ------                -----               -----
Net balance at December 31,                            49,684               33,739              30,987
    Plus reinsurance recoverables                       2,286                2,500               2,688
                                                        -----                -----               -----
Balance at December 31,                               $51,970              $36,239             $33,675
                                                      =======              =======             =======



The incurred loss and paid loss information presented above is classified as "current year" and "prior year" based upon the year in which the related reinsurance contract or insurance policy was underwritten. Therefore, amounts presented as "net incurred related to prior years" are not indicative of redundancies or deficiencies in total reserves held as of prior year ends. During the years ended December 31, 1999, 1998 and 1997, the actual adverse (redundant) development of reserves held as of prior year ends was $2.3 million, $(0.2) million, and $1.5 million, respectively.

NOTE 17 - SEGMENT REPORTING

The Company has two reportable segments: insurance and asset-based businesses. The insurance segment provides credit-related insurance coverage to meet the needs of customers in a wide variety of domestic and international markets. The Company's largest insurance business is the provision of reinsurance to the monoline primary financial guaranty insurers for both municipal bonds and non-municipal obligations. The Company also provides trade credit reinsurance, financial responsibility bonds, excess-SIPC insurance and direct financial guaranty insurance. The asset-based businesses segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the origination, purchase, servicing and securitization of special assets, including lottery awards, viatical settlements, structured settlement payments, sub-performing/non-performing and seller financed residential mortgages and delinquent consumer assets. The Company's reportable segments are strategic business units which are managed separately as each business requires different marketing and sales expertise.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operating earnings, which it defines as net income excluding the impact of capital and foreign exchange gains and losses, and certain non-recurring items, net of taxes. Summarized financial information concerning the Company's operating segments is presented in the following tables (in 000s):


                                                                     1999
                                                                     ----

                                                    Insurance           Asset-based            Totals
                                                    ---------           -----------            ------
Revenues from external customers                    $ 103,557              $39,013            $142,570
Interest revenue                                       56,648                1,405              58,053
Interest expense                                        9,229                1,760              10,989
Equity in income of affiliates                          2,103               17,605              19,708
Income tax expense (benefit)                           10,417               (9,597)                820
Operating earnings                                     54,524               19,473              73,997
Investments in affiliates                               8,029               99,972             108,001
Deferred policy acquisition cost                      119,213                    -             119,213
Identifiable assets                                 1,091,154              362,778           1,453,932

                                                                     1998
                                                                     ----

                                                    Insurance           Asset-based            Totals
                                                    ---------           -----------            ------

Revenues from external customers                    $ 104,820              $46,807           $ 151,627
Interest revenue                                       53,423                    -              53,423
Interest expense                                        7,223                1,277               8,500
Equity in income of affiliates                          2,054               12,012              14,066
Income tax expense                                     23,558                6,792              30,350
Operating earnings                                     66,500               16,021              82,521
Investments in affiliates                               8,201               88,666              96,867
Deferred policy acquisition cost                      103,794                    -             103,794
Identifiable assets                                 1,143,293              197,391           1,340,684

                                                                     1997
                                                                     ----

                                                    Insurance           Asset-based            Totals
                                                    ---------           -----------            ------

Revenues from external customers                    $  88,966              $30,152           $ 119,118
Interest revenue                                       50,618                    0              50,618
Interest expense                                        5,881                1,436               7,317
Equity in income of affiliates                          1,076                7,702               8,778
Income tax expense                                     19,486                5,664              25,150
Operating earnings                                     60,029                8,374              68,403
Investments in affiliates                               6,086               32,776              38,862
Deferred policy acquisition cost                       95,645                    0              95,645
Identifiable assets                                 1,074,393               97,913           1,172,306


The following are reconciliations of reportable segment revenues and profit to Enhance Financial's consolidated totals (in 000s):


                                                            1999             1998              1997
                                                            ----             ----              ----
REVENUES
Total revenues from external customers for
     reportable segments                                    $142,570         $151,627       $ 119,118
Total interest revenue for reportable
     segments                                                 58,053           53,423          50,618
Realized (losses)/gains                                       (3,039)           2,434             657
                                                            --------         --------       ---------
     Total consolidated revenues                            $197,584         $207,484       $ 170,393
                                                            ========         ========       =========
NET INCOME
Operating earnings for reportable segments                  $ 73,997         $ 82,521         $68,403
Capital and foreign exchange (losses)/gains
     net of tax                                               (2,463)           1,398             403
Non-recurring Van-Am and other  non-recurring
     expenses, net of tax                                     (2,910)          (1,462)              -
                                                            --------         --------       ---------
  Net income                                                $ 68,624         $ 82,457         $68,806
                                                             =======          =======         =======


The Company's revenues from external customers, by product line, are as follows (in 000s):


                                                            1999             1998              1997
                                                            ----             ----              ----
INSURANCE:
Financial guaranty reinsurance                              $ 60,250         $ 66,264        $ 49,913
Financial guaranty direct                                     11,629           10,246           6,319
Trade credit reinsurance                                      20,234           15,973          19,165
Other                                                         11,444           12,337          13,569

ASSET-BASED                                                   39,013           46,807          30,152
                                                              ------           ------          ------

TOTAL REVENUES FROM EXTERNAL CUSTOMERS                      $142,570         $151,627        $119,118
                                                            ========         ========        ========


NOTE 18- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In millions except per share amounts


                                                  1st Qtr.    2nd Qtr.     3rd Qtr.    4th Qtr.        Year
                                                  --------    --------     --------    --------        ----
1999
Net premiums written                                 $29.5       $34.9        $28.9       $39.7      $133.0
Premiums earned                                       24.3        26.1         24.9        28.6       103.9
Investment and other income                           11.9        17.5         13.9        19.7        63.0
Assignment sales                                       8.3         8.0         12.2         2.2        30.7
Losses and loss adjustment expenses                    2.8         2.6          3.8        17.0        26.2
Equity in income of affiliates                         4.7         7.9          4.5         2.6        19.7
Income before income taxes                            19.6        25.4         20.6         3.8        69.4
Net income                                            18.2        23.5         22.4         4.5        68.6

Earnings per share - Basic                           $0.48       $0.62        $0.59       $0.12       $1.81
                                                     -----       -----        -----       -----       -----
                   - Diluted                         $0.46       $0.61        $0.57       $0.12       $1.76
                                                     -----       -----        -----       -----       -----



1998
Net premiums written                               $33.7       $27.3        $27.6       $40.7       $129.3
Premiums earned                                     23.7        24.4         29.0        25.2        102.3
Investment and other income                         14.2        15.0         17.4        13.2         59.8
Assignment sales                                    10.4        12.1         12.7        10.2         45.4
Losses and loss adjustment expenses                  2.3         1.6          4.6         1.8         10.3
Equity in income of affiliates                       2.6         3.8          3.2         4.5         14.1
Income before income taxes                          27.1        28.2         30.8        26.7        112.8
Net income                                          19.2        20.5         22.7        20.1         82.5

Earnings per share - Basic                         $ 0.51      $ 0.55       $ 0.61      $ 0.53       $  2.20
                                                   ------      ------       ------      ------       -------
                   - Diluted                       $ 0.49      $ 0.52       $ 0.58      $ 0.51       $  2.10
                                                   ------      ------       ------      ------       -------


NOTE 19- POST BALANCE SHEETS EVENTS

In February 2000, the Company announced that it had implemented cost control initiatives and a reduction in staff. The Company estimates a first quarter charge of approximately $1.9 million related to staff reductions.

The Company has begun a review of its strategic alternatives in order to maximize shareholder value. In February 2000 Enhance Financial engaged Morgan Stanley Dean Witter & Co. to advise the Company in connection with such review. The Company's business strategy, including without limitation, its expectations regarding sources of future growth may be changed materially following such review of strategic alternatives.

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


      NAME                           AGE(1)                POSITION WITH ENHANCE FINANCIAL
-------------------                  -----                 --------------------------------
Allan R. Tessler                       63                  Chairman of the Board

Wallace O. Sellers                     70                  Vice Chairman of the Board

Daniel Gross                           57                  President, Chief Executive
                                                              Officer and Director

Samuel Bergman                         52                  Executive Vice President and
                                                              Secretary

Ronald M. Davidow                      49                  Executive Vice President

Richard J. Dunn                        53                  Executive Vice President

Elaine J. Eisenman                     51                  Executive Vice President and
                                                              Chief Administrative Officer

Tony M. Ettinger                       43                  President, Credit-Based
                                                              Businesses, Alliances and
                                                              Ventures

Martin A. Kamarck                      50                  President, Insurance Businesses

Brian C. Kleinberg                     42                  Executive Vice President

Richard P. Lutenski                    49                  Executive Vice President and
                                                            Chief Financial Officer

Brenton W. Harries                     72                  Director

David R. Markin                        69                  Director

Jay A. Novik                           55                  Director

Robert P. Saltzman                     57                  Director

Richard J. Shima                       60                  Director

Spencer R. Stuart                      77                  Director



      Name                           Age(1)                Position With Enhance Financial
-------------------                  -----                 --------------------------------
Frieda K. Wallison                     57                  Director

Jerry Wind                             62                  Director

-------------------------
(1)      As of March 15, 2000.

         Mr. Tessler has held the position with Enhance Financial set forth above since its inception. Since 1987 he has served as Chairman of the Board and Chief Executive Officer of International Financial Group, Inc., a merchant banking concern. From 1992 to December 1999 he served as Co-Chairman of the Board and Co-Chief Executive Officer of Data Broadcasting Corporation ("DBC"), a provider of market data services to the investment community, thereafter to February 2000 as Co-Chairman of the Board of DBC and since then as director of DBC. Since March 2000 Mr. Tessler has served as Chief Executive Officer of Jackpot Enterprises, Inc. ("Jackpot"), a manufacturer of gaming devices and Internet investment holding company which seeks to incubate innovative, Internet-related business-to-business and e-service enterprises and to support the migration of traditional businesses to the Internet. Mr. Tessler is also Chairman of the Board of Jackpot and Checker Holdings Inc. and a director of The Limited, Inc., Allis-Chalmers Corporation and Marketwatch.com.

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

         Mr. Gross has held the positions with Enhance Financial set forth above and has served as Chief Executive Officer of the Insurance Subsidiaries since 1995. Prior thereto he held senior executive positions with Enhance Financial and Enhance Re from their inception and was among the founders of the Company in 1986. Previously, he held various insurance industry positions, including serving as co-founder and Chairman of F.G. Holding Company, Kramer Capital Consultants and various senior executive capacities for Colonial Penn Group. Mr. Gross also serves as a director of MGIC.

         Mr. Bergman has held the positions with Enhance Financial set forth above since 1991, and Secretary of each of the Insurance Subsidiaries since their inception. He was a member of the law firm of Shea & Gould from 1980 to 1991.

         Mr. Davidow has held the position with Enhance Financial set forth above since 1990 having previously served as a Senior Vice President of Enhance Financial.

         Mr. Dunn has held the position with Enhance Financial set forth above since April 1999, having previously, since 1995, served as Senior Vice President of Enhance Financial. Prior thereto from 1992 to 1995, he was a consultant for Lansco Management Consulting, providing consulting services to small and mid-sized businesses.

         Ms. Eisenman has held the positions with Enhance Financial set forth above since January 1998, having previously served as an independent consultant to the Company. From 1994 to 1997 she served as Senior Vice President - Worldwide Staffing, Development and Succession of American Express Company. From 1990 to 1994 she served as Vice President and General Manager of the Eastern Region of Personnel Decisions International, Inc. Ms. Eisenman also serves as a director of UST, Inc.

         Mr. Ettinger has held the position with Enhance Financial set forth above since March 1999, having previously, since 1995, served as Executive Vice President of Enhance Financial. From 1992 to 1994, he rendered independent, strategic management consulting services to major financial services institutions. From 1989 to 1991 he was a General Partner of Hannibal Management, L.P., an investment partnership focused on undervalued, healthy community thrift institutions. From 1985 to 1989, he was Vice President, Head of Mergers and Acquisitions and Corporate Development, and holding company Chief Operating Officer for seven financial services subsidiaries of the Mutual Insurance Company of New York.

         Mr. Kamarck has held the position with Enhance Financial set forth above since April 1999 and as President of the Insurance Subsidiaries since June 1999. He previously served from January 1999 to April 1999,as a consultant to the Related Companies, Inc., advising the diversified real estate company on strategic direction of financial services. Prior thereto, from 1997 to 1998, Mr. Kamarck served as President and Chief Operating Officer of AEW Capital Management, LP, a large real estate investment advisory firm. Prior thereto from 1994 to 1997, Mr. Kamarck, served in various positions at the Export-Import Bank of the United States, most recently as President and Chairman and prior thereto as First Vice President and as Vice Chairman and Chief Operating Officer.

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

         Mr. Lutenski has held the positions with Enhance Financial set forth above since November 1999. From 1995 to October 1999, Mr. Lutenski served as Chief Financial Officer and Managing Director of Crum & Foster Insurance Group, a group of insurance companies. Prior thereto from 1990 to 1995, Mr. Lutenski served as Chief Financial and Investment Officer of Amerisure, Inc. and its parent company, Michigan Mutual Insurance Company. Mr. Lutenski is a chartered financial analyst.

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

         Mr. Novik has served as a director of Enhance Group since June 1999. He is currently a private investor and serves as a director and vice chairman of several U.S. subsidiaries of Swiss Reinsurance Company ("Swiss Re"). From 1977 to January 1999, Mr. Novik served in various senior management capacities with Swiss Re.

         Mr. Saltzman has served as a director of Enhance Financia since 1996. He has been President and Chief Executive Officer of Jackson National Life Insurance Company since 1994.

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

         Ms. Wallison has served as a director of Enhance Financial since 1992, having also served as a director of each of the Insurance Subsidiaries since its inception until 1995. She currently is a private investor, having retired from the law firm of Jones, Day, Reavis & Pogue in 1998, where since 1983 she had been a member, resident in its Washington, D.C. office.

         Mr. Wind has served as a director of Enhance Financial since 1996. He has been on the faculty of the Wharton School of the University of Pennsylvania since 1967, currently serving as The Lauder Professor and Professor of Marketing. He also serves as a business consultant to several publicly and privately held, U.S. and non-U.S.corporations and has served on the editorial boards of and as a contributor to numerous journals on marketing.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE.

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers, based on salary and bonus earned during 1999. Except as described below under "Agreements with Executive Officers" and "Severance Plans," the Company has not entered with any executive officer into (i) an employment agreement or (ii) any compensatory plan or arrangement which is activated upon the resignation, termination or retirement of the executive officer or upon a change in control of the Company or change in the executive officer's responsibilities following a change in control.


                                                                                              Long-Term
                                                            Annual Compensation              Compensation
                                                         ------------------------        Securities Underlying
Name and Principal Position                 Year         Salary           Bonus               Options/SARS
---------------------------                 ----         ------           -----               ------------
Daniel Gross                                1999         $660,000      $  561,000               125,000
   President and Chief                      1998          530,000       1,060,000               200,000
   Executive Officer                        1997          500,000       1,150,000               350,000

Tony M. Ettinger                            1999          450,000         600,000                95,000
   President, Credit-Based                  1998          288,850         360,000                70,000
   Businesses, Alliances and Ventures       1997          273,863         260,000                40,000

Richard J. Dunn                             1999          275,000         380,000                65,000
   Executive Vice President                 1998          227,370         227,370                33,000
                                            1997          214,500         140,000                24,000

Samuel Bergman                              1999          338,000         225,000                27,000
   Executive Vice President                 1998          331,250         210,000                30,000
   and Secretary                            1997          313,281         200,000                28,000

Brian C. Kleinberg (1)                      1999          300,000         250,000               129,000 (2)
   Executive Vice President
   and President of Singer

------------------
(1)    Became an officer of the Company in January 1999.

(2) Includes grants of stock options for an aggregate of 104,000 shares of Common Stock granted to Mr. Kleinberg upon and shortly after commencement of his employment. See "Agreements with Executive Officers."

OPTION/SAR GRANTS DURING 1999.

         The following table provides information regarding stock options/SARs granted to the named executive officers during 1999:


                                                               Individual Grants
                             --------------------------------------------------------------------------------------
                               Number of       Percent of
                              Securities     Total Options
                              Underlying       Granted to
Name and                        Options       Employees in     Exercise or     Expiration         Grant Date
Principal Position            Granted (1)     Fiscal Year      Base Price         Date          Present Value (2)
------------------            -----------     -----------      ----------      ----------       ----------------
Daniel Gross                    125,000             8.9          $16.44          12/31/09           $6.47 (3)
   President and Chief
   Executive Officer

Tony M. Ettinger                 95,000             6.8           16.44          12/31/09            6.47 (3)
   President, Credit-Based
   Businesses, Alliances
   and Ventures

Richard J. Dunn                  65,000             4.6           16.44          12/31/09            6.47 (3)
   Executive Vice President

Samuel Bergman                   27,000             1.9           16.44          12/31/09            6.47 (3)
   Executive Vice
   President and Secretary

Brian C. Kleinberg               79,000             5.6           29.38          12/31/08           12.11 (4)
   Executive Vice                25,000             1.8           21.44           2/28/09            9.56 (5)
   President and President       25,000             1.8           16.44          12/31/09            6.47 (3)
   of Singer

--------------------
(1) Stock options granted pursuant to the 1997 Long Term Incentive Plan for Key Employees, as amended (the "1997 Incentive Plan"). These stock options vest, subject to continuation of employment, in 25% increments during the consecutive four-year period commencing on the last date of the month of grant. The stock options are not transferable except by the laws of descent and distribution and, accordingly, may be exercised during the life of the optionee only by the optionee or the optionee's legal representative and after the optionee's death only by the beneficiary previously designated by the optionee.

(2) The present value is, as to each stock option grant, based upon the Black-Scholes option valuation model applied as of the date the grant is approved by the Compensation and Nominating Committee of Enhance Financial's board of directors. The valuation assumes no specific time of exercise since this is viewed by the Company as entirely indeterminate, but takes into account the term of the option, ten years in each case. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model.

(3) The Black-Scholes option valuation assumes a volatility of 47.98% over a 12-month daily volatility period, a risk-free rate of return of 6.03%, a dividend yield of 1.49% and a discount due to the risk of forfeiture of 21.7%.

(4) The Black-Scholes option valuation assumes a volatility of 55.03% over a 12-month daily volatility period, a risk-free rate of return of 5.34%, a dividend yield of 0.87% and a discount due to the risk of forfeiture of 21.7%.

(5) The Black-Scholes option valuation assumes a volatility of 49.28% over a 12-month daily volatility period, a risk-free rate of return of 5.29%, a dividend yield of 1.01% and a discount due to the risk of forfeiture of 21.7%.

AGGREGATED OPTION/SAR EXERCISES DURING 1999
AND FISCAL YEAR-END OPTION VALUES

         The following table provides information as to the named executive officers regarding stock option exercises and the number and value of stock options/SARs held by them at December 31, 1999.

                                                             No. of Securities Underlying
                                                                  Unexercised Stock            Value of Unexercised In-the
                                                                  Options/SARs at                 Money Options/SARs at
                                  Shares                         DECEMBER 31, 1999                DECEMBER 31, 1999 (1)
          Name and               Acquired        Value           -----------------                ---------------------
     Principal Position         On Exercise     Realized    Exercisable    Unexercisable      Exercisable     Unexercisable
     ------------------         -----------     --------    -----------    -------------      -----------     -------------
Daniel Gross                          -0-           -0-        932,500         487,500         $4,037,710            $0
  President and Chief
  Executive Officer

Tony M. Ettinger                      -0-           -0-        111,000         175,750            259,905             0
  President, Credit-Based
  Businesses, Alliances and
  Ventures

Richard J. Dunn                        -0-           -0-         48,000         106,000             64,680             0
  Executive Vice President

Samuel Bergman                        -0-           -0-        202,500          70,500          1,019,400             0
  Executive Vice President
  and Secretary

Brian C. Kleinberg                    -0-           -0-         19,750         109,250                  0             0
  Executive Vice President and
  President of Singer

 -----------------------

(1) Calculated on the basis of (a) the excess of the closing price of the Common Stock as reported by the New York Stock Exchange on December 31, 1999 over the stock option exercise price multiplied by (b) the number of shares of Common Stock underlying the stock option.

PENSION PLAN AND RESTORATION PLAN

         The Company maintains a defined benefit pension plan named the "Enhance Reinsurance Pension Plan" (the "Pension Plan") which is intended to be a tax-qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). All employees of the Company (other than Singer and Van-American Companies, Inc.) who have attained age 21 and who have completed at least one year of service are eligible to participate in the Pension Plan. The Pension Plan provides a normal retirement benefit at normal retirement (the earlier of the date on which a participant (a) has attained age 65 and completed five years of participation or (b) has attained age 62 and completed 10 years of participation) equal to 2.25% of the participant's compensation multiplied by his or her years of service up to his or her first 15 years, plus 1.75% of the participant's compensation multiplied by his or her years of service for his or her next 10 years, plus 1% of the participant's compensation multiplied by his or her years of service for his or her next five years. Compensation is defined as the average of the participant's three highest consecutive years of earnings. (See Note 2 to the table below regarding the maximum compensation considered "earnings" for the foregoing purposes. No such maximum applies with respect to the determination of compensation for purposes of the Summary Compensation Table above.) A participant whose service terminates prior to normal retirement is eligible for a benefit at the normal retirement date based on the participant's compensation and years of service at the date of termination multiplied by the vested percentage. The actuarial equivalent of such vested benefit may be distributed in a lump sum prior to normal retirement age. The vested percentage of a participant increases 20% per year beginning after two years of service, such that his or her vested percentage is 100% after six years. For purposes of determining a participant's retirement benefit and vested percentage, "years of service" and "years of participation," while not synonymous, include service with the Company and certain service with predecessor employers.

         The following table illustrates annual pension benefits payable under the Pension Plan assuming retirement at normal retirement age at various levels of compensation and years of service. Such benefits are based on a straight life annuity and are not subject to any deduction for Social Security or other offset amounts.


                                                      PENSION PLAN TABLE
         Highest
        Average
        Earnings                                             Years of Service
        --------      ------------------------------------------------------------------------------------------------
                             15                  20                 25                  30                 35*
                      ------------------ ------------------- ------------------ ------------------- ------------------
        $100,000           $33,750             $42,500             $51,250            $56,250            $56,250
         125,000            42,188              53,125              64,063             70,313             70,313
         150,000            50,625              63,750              76,875             84,375             84,375
         175,000(2)         59,063              74,375              89,688             98,438             98,438
         200,000(2)         67,500              85,000             102,500            112,500            112,500
         225,000(2)         75,938              95,625             115,313            126,563            126,563
         250,000(2)         84,375             106,250             128,125            140,625(1)         140,625(1)
         300,000(2)        101,250             127,500             153,750(1)         168,750(1)         168,750(1)
         400,000(2)        135,000(1)          170,000(1)          205,000(1)         225,000(1)         225,000(1)
         450,000(2)        151,875(1)          191,250(1)          230,625(1)         253,125(1)         253,125(1)
         500,000(2)        168,750(1)          212,500(1)          256,250(1)         281,250(1)         281,250(1)

------------------------
*   Plan limits service to 30 years for benefit purposes.

(1) These are hypothetical benefits based upon the Pension Plan's normal retirement benefit formula. The maximum annual benefit permitted under
       Section 415 of the Code in 1999 and 2000 is $130,000.

(2) The benefits shown corresponding to these compensation ranges are hypothetical benefits based upon the Pension Plan's normal retirement benefit formula. Under Section 401(a)(17) of the Code, a participant's compensation in excess of a specified maximum (as such may change from time to time in the future, the "Code Maximum") is disregarded for purposes of determining highest average earnings. (Such specified maximum amount (as adjusted to reflect cost of living increases) was $235,840 for the plan year beginning November 1, 1993, decreased to $150,000 for plan years beginning November 1, 1994, November 1, 1995 and November 1, 1996 increased to $160,000 for plan years beginning November 1, 1997, November 1, 1998 and November 1, 1999, and will increase to $170,000 for plan years beginning November 1, 2000.)

         In addition, Enhance Financial adopted, effective July 1, 1999, a non-qualified restoration pension plan (the "Restoration Plan"). All employees of the Company eligible to participate in the Pension Plan and who receive total annual compensation in excess of the Code Maximum and above are eligible to participate in the Restoration Plan. The Restoration Plan provides a retirement benefit supplemental to benefits provided by the Pension Plan equal to 1.75% of the participant's compensation above the Code Maximum multiplied by his or her years of service up to his or her first 25 years, plus 1.0% of the participant's compensation above the Code Maximum multiplied by his or her years of service for his or her next five years. Compensation is defined as the average of the participant's three highest consecutive years of earnings. The vested percentage of a participant will be the lower of (a) 20% per year of service beginning after two years of service such that his or her vested percentage is 100% after six years, and (b) such other rate per year as will cause a given participant to be fully vested at age 60. For purposes of determining a participant's retirement benefit and vested percentage, "years of service" and "years of participation," while not synonymous, include service with the Company and certain service with predecessor employers. Also, for purposes of the Restoration Plan, in addition to each such executive officer's actual years of service, upon becoming fully vested under the terms of the Pension Plan, Mr. Ettinger will be credited with five additional years of service, and each other participant in the Restoration Plan who is or subsequently becomes an executive officer of Enhance Financial at the level of Executive Vice President and above will be credited with additional years of employment services under the Restoration Plan equal to the excess of five over the actual years of employment service credited to that officer under the Restoration Plan prior to its effective date.

         As of December 31, 1999, Messrs. Gross, Ettinger, Dunn, Bergman and Kleinberg had twelve, four, four, seven, and zero years of service and participation, respectively, under both the Pension Plan and the Restoration Plan.

AGREEMENTS WITH EXECUTIVE OFFICERS

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

         Enhance Financial and Brian C. Kleinberg, Executive Vice President of Enhance Financial and President and Chief Executive Officer of Singer are parties to an agreement which provides for the payment of an annual base salary of $300,000 per year, plus an annual target bonus of not less than 50% of his then base salary (or such higher rate consistent with Enhance Financial's senior executive compensation programs); provided that his bonus for 1999 was required to equal or exceed $250,000 (to have been prorated should his employment have been terminated prior to the expiration of twelve months by Enhance Financial other than for cause or by Mr. Kleinberg for good reason). Also, in connection with the Management Severance Protection Program described below, for 1999 Mr. Kleinberg's prior year's annual bonus is to equal the average of the bonuses awarded to Enhance Financial's Executive Vice Presidents for 1998. Under the agreement, Mr. Kleinberg was granted options to purchase 85,000 shares of Common Stock. In addition, in March 1999, Enhance Financial granted Mr. Kleinberg a stock option under the 1997 Incentive Plan for 25,000 shares in lieu of establishing at the start of 1999 a cash incentive compensation program for Mr. Kleinberg based on the performance of the Singer businesses in 1999 and in order to compensate Mr. Kleinberg for a portion of the anticipated 1999 income which he forewent by having departed his prior employment to become an employee of the Company.

SEVERANCE PLANS

         In 1999, the Company established the Severance Pay Plan, pursuant to which any employee of the Company whose employment is terminated by the Company other than for cause or as a result of a sale of a business of the Company where the acquirer makes a bona fide job offer to the employee is automatically entitled to cash severance in a lump sum equal to two weeks' salary.

         The Company's Management Severance Protection Program provides for the payments and benefits to be accorded to officers in the event of the termination of their employment by the Company under certain circumstances. The program is designed to attract new, highly qualified officers by establishing a competitive level of severance, to reduce uncertainty and to retain officers who may otherwise depart upon a potential change in ownership, to maintain the objectivity of Enhance Financial's senior officers in the face of potential job loss in a "change of control" (as defined below) transaction and to minimize the need for negotiation of individual severance arrangements upon the termination of an officer's employment with the Company.

         Under the Management Severance Protection Program, an officer of Enhance Financial with a title of at least Vice President who is terminated by the Company without cause or who departs with good reason (an "Involuntary Termination Event") and who executes a severance agreement as requested by the Company is entitled to cash severance equal, when added to that provided under the Severance Pay Plan, to a number of months (up to one year) of base salary plus, in the case of senior officers with a title of at least Senior Vice President, a prorated bonus based on such officers' prior year's annual bonus, such number of months of salary and proration of bonus to be based on such officers' tenure with the Company. In addition, covered officers are entitled to receive outplacement assistance and remain covered under the Company's welfare benefit programs for a period of time after such termination.

         Under the program, senior executive officers of Enhance Financial who undergo an Involuntary Termination Event within a specified time after a change of control are entitled to cash severance in a lump sum equal to two or three times (depending on level of seniority) their then annual compensation (including a bonus component represented by the prior year's bonus). These senior officers are also entitled to receive a bonus for the year of termination pro rata through the date of termination and become immediately and fully vested in the Restoration Plan. In addition, these senior officers are entitled to receive outplacement assistance, will remain covered under the Company's welfare benefit and perquisite programs and will be entitled to continue to participate in the Company's 401(k) program (including the receipt of Company matching contributions) for a period of time following termination. Furthermore, all options and other long-term incentives previously granted to employees and directors of the Company become immediately vested upon a change in control, without regard to the termination of such employee or director. Enhance Financial has entered with each officer entitled to benefits under the Management Severance Protection Program upon a change of control into an agreement setting forth such benefits in detail.

          As used in the Management Severance Protection Program, a "change of control" means (a) the acquisition by one person or entity of at least 35% of Enhance Financial's outstanding voting stock, (b) a change in the majority of the board of directors of Enhance Financial, (c) the consummation of a merger, consolidation or reorganization unless more than 65% of the continuing interest in the surviving entity is retained by Enhance Financial's shareholders immediately prior to such transaction, (d) a liquidation, dissolution or sale of all or substantially all of the assets of the Company, or (e) the acquisition by one person or entity of over 50% of the voting stock or assets of a given subsidiary, which latter category qualifies as a change in control for purposes of the program as concerns only an executive officer of the Company holding a position of at least Senior Vice President and (i) for whom at least 90% of his or her annual goals are attributable to the operations, results or performance of that subsidiary or (ii) who is designated as corporate staff of the Company.

OTHER SENIOR EXECUTIVE OFFICER COMPENSATION

         The Company's flexible perquisite allowance program is intended to encourage senior executive officers of the Company to avail themselves of a range of business-related benefits for which they are not otherwise eligible for reimbursement by the Company, including but not limited to, club memberships, parking at the Company's offices, automobile transportation service to and from the Company's offices, personal development and individual financial services. Beginning in 1999, in January of each year, the President of Enhance Financial is paid $30,000 and each President of a business unit and Executive Vice President of Enhance Financial is paid $15,000 pursuant to this program on a non-accountable basis.

         In addition, the Company has arranged and will pay the premium for supplemental long-term disability insurance for each officer of Enhance Financial holding a title of Executive Vice President or above, in addition to the $7,500 maximum monthly benefit available to all employees of the Company, up to an aggregate $25,000 maximum monthly benefit. The amount of such additional coverage for each executive officer, which will be paid by the Company, will vary depending on the premium for such executive officer's coverage as set by the insurance provider. In addition, this insurance provides benefits for partial disability and cost of living increases in payments under the policy.

DIRECTORS' COMPENSATION

          FEE COMPENSATION. Directors who are employees of the Company receive no fees or other compensation for services rendered as members of the board of directors of Enhance Financial. Mr. Tessler received a basic fee of $105,000 in 1999, and each other director of Enhance Financial who is not employed by the Company received a basic fee of $16,000. In addition, each such outside director who also served as chair of any committee of the board received in 1999 an additional $5,000 for all committees chaired by such director. Each outside director also received an additional $2,000 for each regular meeting of the board of directors attended plus $1,250 for each committee meeting attended which was held on a day other than a day on which the board met. No directors' fees were payable to corporate shareholders in respect of directorships occupied by their designees. All directors are reimbursed for travel and related expenses incurred in attending meetings of the board or committees.

          The Director Stock Ownership Plan allows each outside director to elect to receive up to 100% of the aforesaid fees in the form of shares of Common Stock valued at the closing price of the Common Stock on the New York Stock Exchange on that date. Each outside director is entitled to make a new election annually for the coming year's fees.

         NON-EMPLOYEE-DIRECTOR STOCK OPTION PLAN. Pursuant to the Non-Employee-Director Stock Option Plan (as amended, the "Directors' Option Plan"), on each December 31, each outside director of Enhance Financial or either Insurance Subsidiary is granted a non-qualified stock option to purchase 7,000 shares of Common Stock at an exercise price equal to the closing price of the Common Stock on the New York Stock Exchange on that date. There are reserved for issuance upon the exercise of options under the Directors' Option Plan 800,000 shares of Common Stock (subject to anti-dilutive adjustment), of which options for 496,666 shares were subject to outstanding options after the option grants made on December 31, 1999.

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

INSIDER PARTICIPATION

         The persons who served as members of the Compensation and Nominating Committee during 1998 are Spencer R. Stuart (Chairman), David
R. Markin, Robert P. Saltzman, Richard J. Shima and Allan R. Tessler. The only person of the foregoing who is currently or has at any time been an officer or employee of the Company is Mr. Tessler, who serves as Chairman of the Board of Enhance Financial.

NON-COMPETITION AGREEMENTS

         Messrs. Tessler, Sellers and Gross are parties to non-competition agreements with Enhance Financial prohibiting them from, among other things, competing with the Company for a period of two years following their respective cessation of employment by or service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of March 17, 2000 by (a) each shareholder known to Enhance Financial to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock; (b) each director of Enhance Financial; (c) the Chief Executive Officer and each of the four other most highly compensated executive officers of Enhance Financial; and (d) all executive officers and directors of Enhance Financial as a group. Unless otherwise indicated, the address of each such person is c/o Enhance Financial Services Group Inc., 335 Madison Avenue, New York, New York 10017.


Name and Address                                            Number of Shares (1)             Percent of Class
----------------                                            --------------------             ----------------
Swiss Reinsurance Company                                      3,400,000 (2)                        8.9
   Mythenquai 50/60
   8022 Zurich, Switzerland

Morgan Stanley Dean Witter & Co.                               2,597,080 (3)                        6.8
   1585 Broadway
   New York, New York 10036

Legg Mason, Inc.                                               2,213,235 (4)                        5.8
   100 Light Street
   Baltimore, Maryland 21202

Lazard Freres & Co. LLC                                        1,927,930 (5)                        5.1
   30 Rockefeller Plaza
   New York, New York 10020

Allan R. Tessler................................               506,500 (6)(7)                       1.3
Wallace O. Sellers..............................               843,800 (6)(7)                       2.2
Daniel Gross....................................             1,352,500 (6)                          3.5
Samuel Bergman..................................               211,700 (6)                            *
Richard J. Dunn.................................                48,093 (6)                            *
Tony M. Ettinger................................               111,200 (6)                            *
Brian C. Kleinberg..............................                 5,000 (6)                            *
Brenton W. Harries..............................                36,500 (7)                            *
David R. Markin.................................               245,477 (7)(8)                         *
Jay A. Novik....................................                28,000                                *
Robert P. Saltzman..............................               164,500 (7)(9)                         *
Richard J. Shima................................                36,500 (7)                            *
Spencer R. Stuart...............................                37,606 (7)(10)                        *
Frieda K. Wallison..............................                40,772 (7)                            *
Jerry Wind......................................                26,053 (7)                            *
All executive officers and directors as a group              4,018,451 (11)                        10.0

----------------
* Less than 1%

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

(2) See "Certain Relationships and Related Transactions" for information regarding an agreement between Enhance Financial and Swiss Re regarding future sales and purchases by Swiss Re of voting shares of Enhance Financial.

(3) On February 9, 2000, Morgan Stanley Dean Witter & Co. ("MSDW&Co") and its wholly-owned subsidiary, Morgan Stanley Dean Witter Investment Management Limited ("DWIM"), 25 Cabot Square, Canary Wharf, London E14 4QA, England, jointly filed an amendment to their joint Schedule 13G describing their respective ownership of shares of Common Stock at December 31, 1999 as follows: MSDW&Co has shared voting power over 2,097,780 shares of Common Stock and shared dispositive power over 2,597,080 shares of Common Stock, and DWIM has shared voting power over 1,784,322 shares of Common Stock and shared dispositive power over 2,245,722 shares of Common Stock. Accounts managed on a discretionary basis by DWIM, are known to have the right to receive or the power to direct the receipt of proceeds for the dividends from the sale of such shares of Common Stock. No such account holds more than 5% of outstanding shares of the Common Stock.

(4) On February 16, 1999, Legg Mason, Inc. filed a Schedule 13G (as to which no amendment has been received by the Company) describing its ownership of shares of Common Stock at December 31, 1998 as follows:
       Legg Mason, Inc. has sole voting and dispositive power over 2,126,500 shares of Common Stock and shared voting and dispositive power over 86,735 shares of Common Stock. Such shares of Common Stock are held by various identified subsidiaries of Legg Mason, Inc. and by various of their clients, all of which have the power to dispose of the shares held by them.

(5) On February 3, 2000, Lazard Freres & Co. LLC ("LF&Co.") filed a Schedule 13G describing its ownership of shares of Common Stock at December 31, 1999 as follows: LF&Co. has sole voting power over 1,589,605 and sole dispositive power over 1,927,930 shares of Common Stock. Clients of LF&Co. have the right to receive dividends and proceeds of sale of the Common Stock. To the knowledge of LF&Co., no such person has an interest relating to more than 5% of the Common Stock.

(6) Includes the shares set forth in: (a) Column A below issuable to the named director or officer upon the exercise of currently exercisable stock options granted under Enhance Financial's employee stock option programs, and (b) Column B below owned by the named officer's spouse and children or in trusts of which such officer is a trustee (as to which shares such officer disclaims beneficial ownership).


                     Name                                           A                  B
                     ----                                           -                  -
              Allan R. Tessler                                  44,000              4,000
              Wallace O. Sellers                               308,300            517,000
              Daniel Gross                                     932,500            204,000
              Samuel Bergman                                   202,500              9,200
              Richard J. Dunn                                   48,000                -0-
              Tony M. Ettinger                                 111,000                -0-
              Brian C. Kleinberg                                 5,000                -0-

(7) Includes shares issuable upon the exercise of the currently exercisable portion of options granted to such director under the Directors' Option Plan, as follows: Allan R. Tessler -- 18,500 shares; Wallace O. Sellers -- 14,500 shares; Brenton W. Harries -- 34,500 shares; David R. Markin -- 34,500 shares; Robert P. Saltzman -- 14,500 shares; Richard J. Shima -- 26,500 shares; Spencer R. Stuart -- 34,500 shares; Frieda K. Wallison -- 34,500 shares; and Jerry Wind -- 14,500 shares.

(8) Includes 200,000 shares held in a limited partnership in which Mr. Markin and his wife are the limited partners and a trust controlled by Mr. Markin is the general partner.

(9) Includes 150,000 shares held in a living trust account of which Mr. Saltzman and his wife are co-trustees.

(10) Mr. Stuart's wife holds a durable power of attorney granting her joint voting and dispositive power over the shares owned by Mr. Stuart.

(11) Includes 226,500 shares issuable to the directors of Enhance Financial who are not employees of the Company (as of the date of grant) upon the exercise of the currently exercisable portion of stock options granted to them under the Directors' Option Plan; 1,858,800 shares issuable to the executive officers upon the exercise of currently exercisable options granted to them under the 1987 Long Term Incentive Plan for Key Employees, as amended, and the 1997 Incentive Plan; and 734,200 shares owned by spouses of executive officers in trusts of which such officers are trustees or by executive officers or their spouses as custodians for their children. Such persons disclaim beneficial ownership of such shares owned by their spouses, individually or as custodians, or by such trusts.

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

         Since January 2000, Enhance Financial and Swiss Re have each owned 45% equity interests in SBF Participacoes Ltda ("SBF"), a Brazilian insurance holding company which is the parent holding company of UBF Garantias & Seguros SA, one of Brazil's largest credit insurance and surety insurance companies ("UBF"). UBF owns a majority interest in Seguradora Brasileira de Fiancas SA, an entity in which Enhance Financial and Swiss Re each owned a 25% equity interest since November 1997, for which they purchased for respective initial investments of $3.3 million. See Item 1. "Business - Description of Business - Asset-Based Businesses - Other Businesses."

                                     PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of this report:

         (1)  Financial Statements - See Part II, Item 8.

         (2)  Financial Statement Schedules:

                  I. Credit-Based Asset Servicing and Securitization LLC and Affiliates, Combined Financial Statements for the Years Ended December 31, 1999, 1998 and 1997, and Independent Auditors' Report

                  All other schedules are omitted, as the required information is nonapplicable or the information is presented in the financial statements or related notes or in Financial Statement Schedule I above.

         (3) Exhibits:

         3.1 Restated certificate of incorporation of the registrant filed with the State of New York on July 7, 1999. (Incorporated by reference to Exhibit 3.1. to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 of the registrant (the "1999(Q2) Form 10-Q").)

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

         4.2.1 Credit Agreement dated as of June 30, 1998 (the "Credit Agreement"), among the registrant; Fleet National Bank, as lender, Administrative Agent and Administrator; and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch; The First National Bank of Chicago; and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 of the registrant (the "1998(Q2) Form 10-Q").)

         4.2.2 Amendment No.1 and Waiver Agreement, dated as of December 31, 1998, to the Credit Agreement. (Incorporated by reference to Exhibit 4.2.2 to the Annual Report on Form 10-K for the year ended December 31, 1998 of the registrant, as amended (the "1998 10-K").)

         4.2.3 Amendment No. 2, dated as of February 15, 1999, to the Credit Agreement. (Incorporated by reference to Exhibit 4.2.3 to the 1998 10-K.)

         4.2.4 Third Amendment to the Credit Agreement (Amending and Restating Credit Agreement), dated as of June 29, 1999, among the registrant, Fleet National Bank as lender, swingline bank and as agent for the Banks, and The Bank of New York, The First National Bank of Chicago, and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders. (Incorporated by reference to Exhibit 4.2.2 to the 1999(Q2) Form 10-Q")

         4.2.5 Fourth Amendment to the Credit Agreement, dated as of September 29, 1999, among the registrant, Fleet National Bank as lender, swingline bank and as agent for the Banks, and The Bank of New York, Bank One, NA (Main Office Chicago) (formerly known as The First National Bank of Chicago), and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders. (Incorporated by reference to Exhibit 4.2.5 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 of the registrant.)

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

         10.2.1 1987 Long Term Incentive Plan for Key Employees, as amended (the "1987 Incentive Plan"). (Incorporated by reference to
                  Exhibit 10.2.2 to the Annual Report on Form 10-K for the year ended December 31, 1996 of the registrant (the "1996 Form 10-K").)

         10.2.2 1997 Long Term Incentive Plan for Key Employees (the "1997 Incentive Plan"), as amended and restated as of June 3, 1999. (Incorporated by reference to Exhibit 10.2.2 to the 1999(Q2) Form 10-Q.)

         10.2.3 Form of option grant certificate under the 1997 Incentive Plan for options granted in December 1999.

         10.3.1 Non-Employee-Director Stock Option Plan, as amended (the "Directors' Option Plan"). (Incorporated by reference to Annex A to the definitive proxy statement of the registrant on Form 14A, as filed with the Securities and Exchange Commission on May 4, 1998.)

         10.3.2 Form of option grant certificate under the Directors' Option Plan for options granted in 1999.

         10.3.3 Director Stock Ownership Plan, as amended. (Incorporated by reference to Exhibit 10.3.3 to the 1998 10-K.)

         10.4     Enhance Reinsurance Company Supplemental Pension Plan

         10.5 Initial Purchasers' Registration Rights Agreement dated as of March 5, 1986 among the registrant and certain of its employees. (Incorporated by reference to Exhibit 10.7 to the 1991 Registration Statement.)

         10.6.1 Subscribers' Registration Rights Agreement dated as of October 31, 1986 among the registrant and certain of its shareholders (the "Registration Rights Agreement"). (Incorporated by reference to Exhibit 10.8.1 to Amendment No. 1 to the 1991 Registration Statement.)

         10.6.2 Amendment No. 1 dated as of April 1, 1987 to the Registration Rights Agreement. (Incorporated by reference to Exhibit 10.8.2 to the 1991 Registration Statement.)

         10.6.3 Amendment No. 2 dated as of May 10, 1988 to the Registration Rights Agreement. (Incorporated by reference to Exhibit 10.8.3 to the 1991 Registration Statement.)

         10.6.4 Combined Amendments to Registration Rights Agreements dated as of June 29, 1990 (including Amendment No. 3 to the Registration Rights Agreement). (Incorporated by reference to
                  Exhibit 10.8.4 to the 1991 Registration Statement.)

         10.6.5 Amendment No. 4 dated as of December 19, 1991 to the Registration Rights Agreement. (Incorporated by reference to Exhibit 10.8.5 to Amendment No. 1 to the 1991 Registration Statement.)

         10.6.6 Amendment No. 6 dated February 23, 1996 to the Registration Rights Agreement. (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-3 (File No. 333-2064) filed with the Commission on March 8, 1996 (the "1996 Registration Statement").).

         10.7.1 Agreement dated December 11, 1997 between the registrant and Elaine J. Eisenman. (Incorporated by reference to Exhibit 10.7 to the 1997 10-K)

         10.7.2 Agreement dated January 4, 1999 between the registrant and Brian C. Kleinberg. (Incorporated by reference to Exhibit 10.7 to the 1998 10-K.)

         10.8.1 Form of Change-in-Control Protection Agreement by and between the registrant and each Executive Vice President or more senior executive officer of the registrant.

         10.8.2 Form of Change-in-Control Protection Agreement by and between the registrant and each Senior Vice President of the registrant.

         10.9 Stock purchase agreement dated February 9, 1996 among the registrant, The Manufacturers Life Insurance Company, Manulife (International) Limited and Swiss Reinsurance Company. (Incorporated by reference to Exhibit 10.1 to the 1996 Registration Statement.)

         21.      Subsidiaries of the registrant.

         23.1     Consent of Deloitte & Touche LLP.

         24       Power of Attorney. (Included on signature page)

         27       Financial Data Schedule.

(b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      By: /s/ DANIEL GROSS
                                          ---------------------------------
                                          Daniel Gross
                                          President and Chief Executive Officer

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

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2000 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                          /s/ DANIEL GROSS
                                          ---------------------------------
                                          Daniel Gross
                                          President and Chief Executive
                                           Officer and a director (principal
                                           executive officer)

                                          /s/ RICHARD P. LUTENSKI
                                          ---------------------------------
                                          Richard P. Lutenski
                                          Executive Vice President
                                           (principal financial officer
                                           and principal accounting
                                           officer)

                                          /s/ BRENTON W. HARRIES
                                          ---------------------------------
                                          Brenton W. Harries
                                          Director


                                          /s/ DAVID R. MARKIN
                                          ---------------------------------
                                          David R. Markin
                                          Director


                                          /s/ JAY A. NOVIK
                                          ---------------------------------
                                          Jay A. Novik
                                          Director


                                          /s/ WALLACE O. SELLERS
                                          ---------------------------------
                                          Wallace O. Sellers
                                          Director


                                          /s/ RICHARD J. SHIMA
                                          ---------------------------------
                                          Richard J. Shima
                                          Director


                                          /s/ ROBERT P. SALTZMAN
                                          ---------------------------------
                                          Robert P. Saltzman
                                          Director


                                          /s/ SPENCER R. STUART
                                          ---------------------------------
                                          Spencer R. Stuart
                                          Director


                                          /s/ALLAN R. TESSLER
                                          ---------------------------------
                                          Allan R. Tessler
                                          Director


                                          /s/ FRIEDA K. WALLISON
                                          ---------------------------------
                                          Frieda K. Wallison
                                          Director


                                          /s/ JERRY WIND
                                          ---------------------------------
                                          Jerry Wind
                                          Director

                                                                      SCHEDULE I



                            | --------------------------------------------------
                            | CREDIT-BASED ASSET
                            | SERVICING AND SECURITIZATION
                            | LLC AND AFFILIATES
                            |
                            | COMBINED FINANCIAL STATEMENTS FOR THE
                            | YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997,
                            | AND INDEPENDENT AUDITORS' REPORT

CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC
AND AFFILIATES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS FOR THE YEARS ENDED
  DECEMBER 31, 1999, 1998 AND 1997:

  Combined Balance Sheets                                                    2

  Combined Statements of Operations                                          3

  Combined Statements of Owners' Equity                                      4

  Combined Statements of Cash Flows                                          5

  Notes to Combined Financial Statements                                    6-18

COMBINED SCHEDULE OF MORTGAGE-RELATED ASSETS                                 19

INDEPENDENT AUDITORS' REPORT

To the Owners of
Credit-Based Asset Servicing and Securitization LLC and Affiliates

We have audited the accompanying combined balance sheets as of December 31, 1999 and 1998, including the combined schedule of mortgage-related assets as of December 31, 1999, of Credit-Based Asset Servicing and Securitization LLC and Affiliates (the "Company") and the related combined statements of operations, owners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such combined financial statements present fairly, in all material respects, the combined financial position of Credit-Based Asset Servicing and Securitization LLC and Affiliates as of December 31, 1999 and 1998, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As explained in Note 1, at December 31, 1999 and 1998, the combined financial statements include investments in mortgage-related assets valued at approximately $773 million and $550 million, respectively (83% and 88% of assets, respectively), whose values have been estimated by the Company's management in the absence of readily ascertainable market values. We have reviewed the procedures used by the Company's management in arriving at its estimate of value of such investments and have inspected the underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the mortgage-related assets existed, and the difference could be material.


Deloitte & Touche LLP

January 6, 2000

New York, New York

CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC
AND AFFILIATES

COMBINED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


ASSETS                                                               1999              1998

CASH AND CASH EQUIVALENTS                                        $  6,392,918      $  4,115,708

MORTGAGE-RELATED ASSETS                                           772,979,564       550,125,141

RECEIVABLE FROM BROKERS                                            59,635,548              --

LEASEHOLD IMPROVEMENTS, FURNITURE AND
  EQUIPMENT - Net                                                   9,718,224         5,857,488

SERVICING RIGHTS, GOODWILL AND OTHER
  INTANGIBLES - Net                                                38,356,757        32,078,103

SERVICING ADVANCES RECEIVABLE                                      20,920,484        12,531,238

ACCOUNTS RECEIVABLE AND OTHER ASSETS                               26,548,507        18,822,227
                                                                 ------------      ------------
TOTAL ASSETS                                                     $934,552,002      $623,529,905
                                                                 ============      ============


LIABILITIES AND OWNERS' EQUITY

LIABILITIES:
  Funding arrangements, including accrued interest               $340,563,022      $159,552,484
  Reverse repurchase agreements, including accrued interest       276,636,521       201,244,830
  Subordinated debt, including accrued interest                    52,850,625              --
  Guaranteed term agreement, including accrued interest                  --          50,300,000
  Payable for open trades                                          62,239,826        50,275,185
  Due to affiliates                                                 2,029,024           334,675
  Accrued expenses and other liabilities                           10,433,819         6,656,016
                                                                 ------------      ------------

          Total liabilities                                       744,752,837       468,363,190

COMMITMENTS AND CONTINGENCIES

OWNERS' EQUITY                                                    189,799,165       155,166,715
                                                                 ------------      ------------

TOTAL LIABILITIES AND OWNERS' EQUITY                             $934,552,002      $623,529,905
                                                                 ============      ============

See notes to combined financial statements.

CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC
AND AFFILIATES

COMBINED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                              1999                           1998                            1997
REVENUES:
  Gain on liquidation or securitization
    of mortgage-related assets                           $  56,382,412                  $  30,047,452                  $  22,780,440
  Unrealized (loss) gain on mortgage-
    related assets                                          (2,217,513)                     5,000,000                           --
  Servicing and subservicing fees                           28,770,067                     18,856,183                      4,723,886
  Interest income                         $ 67,280,609                   $ 33,713,981                   $ 10,288,524
  Interest expense                         (41,231,054)     26,049,555    (19,201,007)     14,512,974     (6,985,627)      3,302,897
                                          ------------                   ------------                   ------------
  Other income, net                                          5,080,029                      1,264,247                      5,373,345
                                                         -------------                  -------------                  -------------

          Total revenues                                   114,064,550                     69,680,856                     36,180,568
                                                         -------------                  -------------                  -------------

EXPENSES:
  Compensation and benefits                                 38,385,922                     21,982,160                     13,053,808
  Servicing costs                                            3,746,535                      2,752,443                      1,137,944
  Transaction costs                                          6,170,696                      3,358,550                      1,646,143
  Amortization of servicing rights,
    goodwill and other intangibles                           6,527,316                      3,952,975                      1,367,400
  Other expenses                                            18,915,336                     12,129,569                      3,770,881
                                                         -------------                  -------------                  -------------

          Total expenses                                    73,745,805                     44,175,697                     20,976,176
                                                         -------------                  -------------                  -------------

INCOME BEFORE TAXES                                         40,318,745                     25,505,159                     15,204,392

INCOME TAX BENEFIT                                             104,465                        478,571                           --
                                                         -------------                  -------------                  -------------

NET INCOME                                               $  40,423,210                  $  25,983,730                  $  15,204,392
                                                         =============                  =============                  =============


See notes to combined financial statements.

CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC
AND AFFILIATES

COMBINED STATEMENTS OF OWNERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                            C-BASS
                                   ENHANCE              MGIC                HOLDING             TOTAL
                                -------------       -------------       -------------       -------------
BALANCE, JANUARY 1, 1997        $  18,797,361       $  15,823,337       $     497,820       $  35,118,518

  Contributions                     7,349,982           7,349,982              10,036          14,710,000

  Distribution                           --                  --              (535,825)           (535,825)

  Net income                        7,352,844           7,352,844             498,704          15,204,392
                                -------------       -------------       -------------       -------------

BALANCE, DECEMBER 31, 1997         33,500,187          30,526,163             470,735          64,497,085

  Contributions                    32,500,000          33,425,628             812,768          66,738,396

  Distribution                     (2,048,396)               --                (4,100)         (2,052,496)

  Net income                       12,455,734          12,455,734           1,072,262          25,983,730
                                -------------       -------------       -------------       -------------

BALANCE, DECEMBER 31, 1998         76,407,525          76,407,525           2,351,665         155,166,715

  Distribution                     (2,500,000)         (2,500,000)           (790,760)         (5,790,760)

  Net income                       19,377,128          19,377,128           1,668,954          40,423,210
                                -------------       -------------       -------------       -------------

BALANCE, DECEMBER 31, 1999      $  93,284,653       $  93,284,653       $   3,229,859       $ 189,799,165
                                =============       =============       =============       =============


See notes to combined financial statements.

CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC
AND AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                 1999                1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  40,423,210       $  25,983,730       $  15,204,392
  Adjustments to reconcile net income to net cash used
    in operating activities:
    Unrealized loss (gain) on mortgage-related assets           2,217,513          (5,000,000)               --
    REMIC tax residual fee income                                    --                  --            (5,103,225)
    Depreciation and amortization                               9,333,189           5,543,864           2,041,901
    Deferred income taxes                                          (2,130)           (461,314)               --
    Equity in earnings of unconsolidated subsidiaries            (159,322)           (353,953)               --
    Changes in operating assets and liabilities:
      Increase in mortgage-related assets                    (225,071,936)       (348,000,842)       (106,374,849)
      (Increase) decrease in receivable from brokers          (59,635,548)         15,589,073         (13,514,815)
      Increase in servicing rights                            (11,911,900)         (9,333,988)           (295,550)
      Increase in accounts receivable and other assets        (16,203,350)        (17,294,505)         (8,620,733)
      Increase in payable for open trades                      11,964,641          27,440,335           8,660,581
      Increase (decrease) in due to affiliates                  1,694,349            (136,615)            (59,794)
      Increase (decrease) in accrued expenses and
        other liabilities                                       7,651,154          (2,179,771)          6,184,354
                                                            -------------       -------------       -------------
          Net cash used in operating activities              (239,700,130)       (308,203,986)       (101,877,738)
                                                            -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in WSAT                                                 --           (17,317,638)               --
  Purchases of leasehold improvements, furniture
    and equipment                                              (6,666,609)         (4,664,828)         (1,536,562)
  Purchase of intangible assets                                  (894,070)         (1,173,450)               --
  Distributions from unconsolidated subsidiaries                  247,146             684,803                --
                                                            -------------       -------------       -------------
          Net cash used in investing activities                (7,313,533)        (22,471,113)         (1,536,562)
                                                            -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under reverse repurchase agreements
    and other funding facilities                              255,081,633         233,791,374          68,303,232
  (Repayments) borrowings under guaranteed term
    agreement                                                 (50,000,000)         30,000,000          20,000,000
  Issuance of subordinated debt                                50,000,000                --                  --
  Capital contributions from members                                 --            66,738,396          14,710,000
  Distributions to members                                     (5,790,760)         (2,052,496)           (535,825)
                                                            -------------       -------------       -------------
          Net cash provided by financing activities           249,290,873         328,477,274         102,477,407
                                                            -------------       -------------       -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                              2,277,210          (2,197,825)           (936,893)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                       4,115,708           6,313,533           7,250,426
                                                            -------------       -------------       -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $   6,392,918       $   4,115,708       $   6,313,533
                                                            =============       =============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Interest and other financing costs                       $  37,359,833       $  18,231,531       $   6,190,477
                                                            =============       =============       =============
   Cash paid during the year for income taxes               $      37,292       $      57,217       $      39,998
                                                            =============       =============       =============

See notes to combined financial statements.

CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC
AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BASIS OF PRESENTATION - The accompanying financial statements present the financial position, results of operations and cash flows of Credit-Based Asset Servicing and Securitization LLC and its subsidiaries ("C-BASS") and of Litton Loan Servicing LP and its subsidiaries ("Litton") on a combined basis. All significant intercompany balances and transactions have been eliminated. C-BASS and Litton combined are hereinafter referred to as the "Company."

    Prior to January 2000, both C-BASS and Litton were owned by Enhance Financial Services Group, Inc. ("EFS") and a subsidiary of MGIC Investment Corporation ("MGIC"), each owning approximately 48%, with the remainder owned by C-BASS Holding LLC ("Holding") (collectively, the "Owners"). Holding is owned by certain members of C-BASS and Litton management. Effective January 1, 2000, the Owners contributed their interests in Litton and its general partner, Litton GP LLC, to C-BASS and Litton became an indirect, wholly-owned subsidiary of C-BASS. Also, effective January 1, 2000, each of MGIC and EFS sold 2% of its interest in the Company to certain members of senior management of C-BASS, which interests were contributed to Holding in exchange for additional interests in Holding. As a result, Holding's interest in C-BASS increased from approximately 4% to approximately 8%. Profits and losses are allocated to the Owners in accordance with their ownership percentages.

    C-BASS is a Delaware limited liability company that commenced operations on July 9, 1996. In connection with the formation of C-BASS, the Owners entered into a Transaction Agreement whereby Litton Loan Servicing, Inc. ("LLSI") (a wholly-owned subsidiary of EFS) would be transferred into a separate entity owned by the Owners in the same proportion as they owned C-BASS. To effect this transfer of ownership, a new entity, Litton, a Delaware limited partnership, was funded and capitalized by the Owners at approximately $1.0 million.

    Pursuant to the Transaction Agreement, during 1998, EFS contributed the assets and liabilities of LLSI to Litton for approximately $2.9 million. At the time of this transaction, MGIC and Holding contributed capital to Litton of approximately $925,000 and $112,000, respectively, and EFS was distributed approximately $2.0 million in cash. Because of common ownership and a continuity of operations and management, the accompanying financial statements include the operations of LLSI prior to its transfer to Litton as described above.

    The Company engages in the acquisition and resolution of delinquent single-family residential mortgage loans ("Mortgage Loans"). The Company also purchases and sells seller-financed notes ("Notes") and real estate owned ("REO"), invests in mortgage-backed securities ("Mortgage Securities") and interests in real estate mortgage investment conduit ("REMIC") residuals, and performs mortgage loan servicing and mortgage and contract collections. In addition, the Company issues mortgage-backed securities collateralized by Mortgage Loans, Mortgage Securities and/or Notes. The Company maintains several subsidiaries to perform certain activities and to hold specific assets.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the combined financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the combined financial statements include the valuation of mortgage-related assets, goodwill, servicing rights and solicitation rights and the amortization thereof.

    MORTGAGE-RELATED ASSETS - C-BASS considers itself a nonregistered investment company for financial reporting purposes. GAAP for investment companies requires that the Mortgage Loans, Mortgage Securities, Notes and REO (collectively, "Mortgage-Related Assets") owned by C-BASS be carried at their estimated fair values, with the resulting net unrealized gains and losses reflected in earnings. Litton does not own significant Mortgage-Related Assets. Mortgage-Related Assets are generally recorded as of the date of purchase or sale (trade date), unless the Company anticipates an extended period between the trade date and the settlement date, in which case the settlement date is used.

    In January 2000, Litton became an indirect subsidiary of C-BASS, and C-BASS therefore no longer met the requirement to be considered a nonregistered investment company for financial reporting purposes. Beginning in 2000, Mortgage Securities will be classified as trading securities, with unrealized gains and losses reflected in earnings. Mortgage Loans and Notes will be carried at the lower of cost or fair value, and REO will be carried at cost, subject to an impairment test. Implementation of this change in accounting will not have a significant impact on the Company's financial position or results of operations.

    a. Mortgage Securities - Securities listed or traded on any United States national exchange are valued at the last sales price of the close of the principal securities exchange on which such securities are traded or, if there are no sales, at the mean of the last bid and asked prices.

        Many of the Mortgage Securities purchased by the Company or retained in the Company's securitizations consist of below-investment grade and nonrated subordinated interests ("B-Pieces"). The timing and amount of cash flows on these securities are significantly influenced by prepayments on the underlying loans and foreclosure losses. There is generally not an active public market for such securities, and market quotations are not readily available. The fair value of these securities is estimated by management by discounting future cash flows using discount rates and credit loss and prepayment estimates that approximate current market rates, and by comparison to values used by institutions providing financing to the Company on such securities. Given the complex nature of these securities and the market for them, the values estimated by management do not necessarily represent the amounts that would be received by the Company if it sold all or a portion of its portfolio.

        The following table sets forth the geographic distribution of the mortgage loans underlying the Company's Mortgage Securities as of December 31, 1999:

                                           PERCENTAGE OF
                STATE                    PRINCIPAL BALANCE

               California                       42%
               New York                          4
               Texas                             4
               Florida                           4
               All Other(1)                     46
                                              ----
                                               100%
                                              ====

        (1)No other state contains more than 5% of the properties securing loans in the Company's Mortgage Securities portfolio.

        As of December 31, 1999, the Company used discount rates for below-investment grade and nonrated B-Pieces of 11.5% to 20% and 20% to 30%, respectively; annual prepayment estimates of 10% to 35% CPR for prime loans, 10% to 18% for FHA/VA loans, and 7.5% to 80% for sub-prime loans, and lifetime credit loss estimates of 0.15% to 15% of the original principal balances for prime loans, 0.1% to 1.5% for FHA/VA loans, and 2.5% to 6.0% for sub-prime loans.

    b. MORTGAGE LOANS AND NOTES - Mortgage Loans and Notes purchased by C-BASS are carried at estimated fair value. Fair value is generally determined based upon price quotations, broker price opinions regarding the value of the underlying collateral, and the Company's valuation model that considers the yields, maturities and characteristics of such assets and third-party indications of value under borrowing arrangements. The acquisition cost for a pool of loans is allocated to each loan in the pool based upon the Company's valuation model. Interest is accrued on mortgage loans that are less than 90 days in arrears or are reperforming. The Company also accrues interest on loans guaranteed by the Federal government, up to the amount that the Company estimates is guaranteed by the Federal government. In situations where the collateral is foreclosed on, the loans are transferred to REO upon receipt of title to the property.

    c. REAL ESTATE OWNED - Properties acquired directly are initially recorded at cost. Properties acquired through foreclosure are recorded at estimated fair value, less projected costs of disposal. Management periodically reviews each REO property's carrying value and adjusts it to fair value if changes in local real estate markets or the property's condition or situation warrant. Fair value is determined primarily on the basis of collateral value estimates obtained from real estate specialists. Sales proceeds and related costs are recognized when title has passed to the buyer.

    Interest income is recorded as earned, with purchase discounts or premiums amortized into income using the effective yield method. The gain on sale of mortgage-backed securities issued by the Company through securitization transactions is computed based on the price of the securities sold and the estimated fair value of any securities retained in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES.

    Mortgage Loans, Notes, and Mortgage Securities are primarily collateralized by residential single-family properties. These assets expose the Company to the risk that the borrowers may be unable to repay principal of and interest on the amount borrowed. At the time of purchase of Mortgage Loans and Mortgage Securities, the Company evaluates the performance of the underlying collateral and, where appropriate, the ability and willingness of the borrower to repay principal of and interest on the amount of the loan outstanding.

    CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash held by depository institutions and short-term investments with remaining maturities at acquisition of less than three months.

    INTEREST RATE SWAPS - During 1999, the Company utilized interest rate swaps in a strategy intended to reduce the impact of changes in interest rates on the value of a portion of its Mortgage-Related Assets. At December 31, 1999, the Company had outstanding an aggregate notional amount of $510.0 million. During 1999, the Company had outstanding an average of $265.4 million. With respect to all such transactions, the notional amount represents the stated principal balance used as a basis for calculating payments. On the swaps outstanding at December 31, 1999, the Company receives a floating rate ranging from 5.404% to 5.608% based on various floating rate indices and pays fixed rates ranging from 4.755% to 6.140%. The swaps expire at various periods during 2000 and 2001. The Company incurred a net expense during the year ended December 31, 1999 of approximately $804,000 which is included in interest expense. The interest rate swaps are carried at their estimated fair values, determined using quotes obtained from dealers who make a market in such securities. The unrealized gain or loss on the swaps is included in earnings with the unrealized gain or loss on Mortgage-Related Assets. The fair value of the swaps was approximately $5.0 million at December 31, 1999, and is included in Mortgage-Related Assets at December 31, 1999. The Company had no interest rate swap contracts open at December 31, 1998. The interest rate swaps expose the Company to interest rate risk, as well as to credit loss in the event of non-performance by the counterparty to the swap. The Company does not anticipate non-performance by any counterparties.

    SHORT SALES - From time to time, the Company enters into contracts to sell securities it does not own ("short sales"), in a strategy intended to reduce the impact of changes in interest rates on the value of a portion of its Mortgage-Related Assets. Under these contracts, the Company sells securities, generally mortgage-backed securities or U.S. Treasury securities, borrowed from a broker. The proceeds from the sale are retained by the broker as collateral for the Company's obligation to deliver the borrowed securities at a specified date. The Company's obligation to deliver the borrowed securities is carried at fair value in the combined balance sheet as part of "payable for open trades," with changes in such fair value included in earnings with the unrealized gain or loss on Mortgage-Related Assets. The sales proceeds retained by the broker of $54.7 million, are included in "receivable from brokers" in the combined balance sheet. At December 31, 1999, the Company had an open obligation to deliver a FNMA TBA security on January 19, 2000 with a face amount of $55.0 million and a fair value of $54.4 million. The Company is exposed to credit risk in the event of nonperformance by a broker holding the sales proceeds as collateral for the securities borrowed. The Company does not anticipate nonperformance by any broker.

    LEASEHOLD IMPROVEMENTS, FURNITURE AND EQUIPMENT - Computer hardware and software, furniture and fixtures, and leasehold improvements are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the lease term.

    CAPITALIZATION OF SOFTWARE COSTS - Costs related to the implementation of new software for internal use and costs related to development of software for external and internal use have been capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, respectively. Amortization is provided using the straight-line method over three years.

    ACCOUNTS RECEIVABLE - Accounts receivable consists of investor receivables, servicing receivables, advances and other receivables.

    Investor receivables consist primarily of amounts due from various companies which own the servicing rights on loans that the Company services under subservicing agreements. The balances in these accounts consist of subservicing fees, foreclosure advances and other miscellaneous charges incurred by the Company on behalf of the investors.

    Servicing receivables consist primarily of escrow advances and principal and interest advances.

    Escrow advances are Company payments made to escrow custodial accounts to avoid overdrafts in these accounts when tax or insurance payments are made for loans. The advances are recovered from future mortgage payments or from sale of the property or from investors if the mortgagee defaults.

    Principal and interest ("P&I") advances are Company payments to the P&I custodial accounts so that sufficient funds are available for the monthly remittance to security holders. These advances are recovered from future mortgage payments as they are received, or from sale of the property or from investors if the mortgagee defaults.

    Foreclosure advances represent foreclosure costs which are advanced by the Company as part of the mortgage loan foreclosure process and are recovered primarily from sale of the property, from investors or by filing claims with the various agencies or companies that insure the loans.

    SERVICING RIGHTS - Servicing rights ("SRs") are reported at the lower of amortized cost or fair value and are periodically evaluated for impairment based on the fair values of those rights determined by discounting estimated future net cash flows using a discount rate commensurate with the risks involved. This method of valuation incorporates assumptions that market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default and interest rates. The fair value of SRs at December 31, 1999 was determined using discount rates ranging from approximately 10% to 15% and prepayment rates ranging from approximately 11% to 40%. For purposes of measuring impairment, the loans underlying the SRs are stratified on the basis of type (agency or nonagency). The amount of impairment, if any, is the amount by which the amortized cost of SRs by strata exceeds the fair value of that strata. SRs are amortized in proportion to, and over the period of, estimated net servicing revenues.

    REMIC RESIDUALS - The Company has acquired residual interests in REMICs which, at acquisition, are anticipated to generate substantial amounts of taxable income, with little, if any, cash flow, in the first several years after acquisition, and approximately equal amounts of taxable losses thereafter (REMIC residuals). Generally, issuers of REMICs do not retain such residuals, instead paying investors an inducement fee to take ownership of the residual and assume the tax liability. During 1999, 1998 and 1997, the Company sold REMIC residual interests, which resulted in a gain, after payment of inducement fees to the buyers, of $2.0 million, $0.2 million and $5.1 million, respectively. C-BASS no longer acquires REMIC residual securities for its own account.

    GOODWILL AND OTHER INTANGIBLES - Goodwill and other intangibles consist of goodwill and solicitation rights. Goodwill is stated at amortized cost and is being amortized over 12 years.

    The Company owns, through acquisitions, databases of names of seller-financed noteholders. These databases ("solicitation rights") are used to solicit, via direct mail, the purchase of the note from the noteholder. Solicitation rights are being amortized over the estimated life of the databases, which range from five to nine years.

    These assets are evaluated periodically to determine whether events and circumstances have developed that warrant revision of the estimated lives of the related assets or their write-off.

    LOAN SERVICING - The fees received for loan servicing or subservicing are generally based on either a monthly fee, payable on all loans serviced, or on a percentage of the outstanding principal balance of such loans, payable from interest collected from mortgagors. Such loan servicing fees are generally credited to income monthly or when the related mortgagor payments are collected. Late charges and other fees collected from mortgagors are credited to income when collected. Loan servicing costs are charged to expense as incurred.

    INCOME TAXES - Litton is a partnership. C-BASS is a limited liability company, and as such is generally treated as a partnership for Federal income tax purposes. Thus, the taxable income or loss of C-BASS and Litton is included in the tax returns of the Owners, and no provision or liability for income taxes has been recorded related to such companies' operations in the accompanying financial statements. Litton and C-BASS may be subject to state taxes in certain jurisdictions in which they operate.

    Income taxes applicable to the Company's C-corporation subsidiaries are accounted for under the liability method. Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future.

    The primary differences between taxable income and income under GAAP include those arising from REMIC residuals and the amortization of SRs, solicitation rights and goodwill.

    In 1997, LLSI was included in the consolidated Federal income tax return of its parent, EFS. Income taxes for 1997 were computed on a separate company basis, with any current tax liability or refund settled through intercompany accounts.

    REVERSE REPURCHASE AGREEMENTS - Transactions involving sales of securities under agreements to repurchase ("reverse repurchase agreements") are treated as collateralized financing transactions and are recorded at their contracted repurchase amounts plus accrued interest. The Company is generally required to deliver the securities that collateralize the reverse repurchase agreements to the counterparties. The Company is required to maintain agreed-upon amounts of collateral with these counterparties during the term of the reverse repurchase agreements.

    RECENT ACCOUNTING PRONOUNCEMENTS - The Company adopted SFAS No. 130, Reporting Comprehensive Income, in 1998. This statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses). SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no items of comprehensive income during 1999, 1998 and 1997.

    SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning January 1, 2001. The Company is currently reviewing the impact of the implementation of SFAS No. 133 on its financial statements.

    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES - Investments in unconsolidated subsidiaries are accounted for under the equity method.

    RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  ACQUISITIONS

    In February 1998, the Company established Wynwood Servicing and Technology LLC ("WSAT") with an initial capitalization of $18 million. In separate transactions, WSAT then acquired all of the shares of Wynwood, Inc. ("Wynwood") for approximately $15.0 million and all of the operations of South Plains Mortgage Company ("South Plains") for approximately $3 million. Wynwood and its subsidiaries are engaged primarily in the business of mortgage and contract collections. South Plains is engaged in the business of acquiring Notes for resale to investors.

    WYNWOOD ACQUISITION - The Wynwood purchase agreement provides for additional earn-out payments of a maximum of approximately $7.8 million to the sellers and certain members of management, if contract servicing, solicitation rights, and note or mortgage purchase thresholds specified in the agreement are met during the four-year period following the acquisition date. C-BASS has provided the sellers a guarantee of the earn-out payments required to be made. No payment has been made under such earn-out agreements. At December 31, 1999, no liability has been recorded under the earn-out provisions.

    SOUTH PLAINS ACQUISITION - The South Plains purchase agreement provides for additional earn-out payments of a maximum of approximately $1.0 million to the sellers if certain note purchase thresholds are met during the two-year period following the acquisition date. Through December 31, 1999, the Company has paid $750,000 in earn-out payments.

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires the Company to report the estimated fair value of its financial instruments, as defined. At December 31, 1999 and 1998, substantially all of the Company's assets and liabilities are carried at estimated fair value or contracted amounts which approximate fair value.

    Mortgage Loans, Notes, Mortgage Securities and REO are carried at estimated fair value. Assets that are recorded at contracted amounts approximating fair value consist of receivables from affiliates and certain other receivables. Similarly, the Company's short-term liabilities consist primarily of reverse repurchase agreements, amounts payable to affiliates and certain other payables. Such amounts are recorded at contracted amounts approximating fair value. These instruments generally have variable interest rates and short-term maturities, or are payable upon demand, and accordingly are not materially affected by changes in interest rates. The carrying value of the Company's Senior Subordinated Notes approximates its fair value.

4.  INCENTIVE COMPENSATION

    The Company paid "sign-on" bonuses totaling approximately $1.4 million to its officers at the inception of their employment. The amounts paid were capitalized and were amortized to compensation expense over the vesting periods, which ranged from 12 to 18 months. Amortization was approximately $891,000 in 1997. The capitalized amounts were fully amortized at December 31, 1997.

    The Company has established incentive bonus programs, which set forth the guidelines for computation of incentive bonus pools based on the Company's pretax, preincentive bonus return on equity for the twelve-month periods ending June 30, net of certain unrealized gains and losses, if any, and on the performance of certain managed portfolios (see Note 9). The allocation of the bonus pool is subject to review by the Company's Board of Managers. For each of the twelve-month periods ended June 30, 1999, 1998 and 1997, the Company paid incentive compensation of approximately $9.8 million, $8.0 million and $3.4 million as payable under the incentive bonus pool in July of 1999, 1998 and 1997, respectively. The Company has accrued approximately $5.3 million at December 31, 1999 based on results of operations and estimated portfolio performance for the six months ended December 31, 1999.

5.  SERVICING RIGHTS

    The activity in the Company's SRs during 1999 and 1998 was as follows:

                                  CONTRACT          MORTGAGE
                                 SERVICING          SERVICING
                                   RIGHTS             RIGHTS              TOTAL
Balance, January 1, 1998        $       --         $  4,768,472       $  4,768,472
Acquisition of Wynwood             4,323,789               --            4,323,789
Additions                            326,446          9,007,542          9,333,988
Amortization                        (686,314)        (1,785,200)        (2,471,514)
                                ------------       ------------       ------------

Balance, December 31, 1998         3,963,921         11,990,814         15,954,735
Additions                            688,323         11,223,577         11,911,900
Amortization                        (784,347)        (3,875,713)        (4,660,060)
                                ------------       ------------       ------------

Balance, December 31, 1999      $  3,867,897       $ 19,338,678       $ 23,206,575
                                ============       ============       ============

    In addition, the Company also accrued approximately $2.1 million at December 31, 1999 as incentive to manage an asset portfolio for EFS and MGIC, for which C-BASS receive an incentive fee (see Note 9).

    Cost approximates fair value at December 31, 1999 and 1998.

    During 1997, additions to mortgage servicing rights totaled approximately $295,000 and accumulated amortization was approximately $1.6 million at December 31, 1997.

    The unpaid principal balance of mortgage loans serviced for others is not included in the accompanying combined financial statements. These balances were approximately $3.4 billion at December 31, 1999 and $3.0 billion at December 31, 1998.

    The following table sets forth the geographic distribution of the mortgage loans underlying the mortgage servicing rights portfolio as of December 31, 1999:

                                             PERCENTAGE OF
                                           PRINCIPAL BALANCE
                    STATE                      SERVICED

                    California                     22%
                    Texas                          10%
                    New York                       10%
                    Florida                         5%
                    All other(1)                   53%
                                                 ----
                                                  100%
                                                 ====

        (1) No other state contains more than 5% of the properties securing loans in the Company's mortgage servicing rights portfolio.

    At December 31, 1999, the Company had errors and omissions insurance coverage of $5.0 million and fidelity insurance coverage of $5.0 million.

    Custodial escrow balances maintained in connection with the foregoing loan servicing were a net deficit of approximately $8.3 million and $3.1 million at December 31, 1999 and 1998, respectively. The Company has made advances to cover the deficit escrow balances. Included in accounts receivable at December 31, 1999 are $10.1 million of escrow advances due from borrowers and from investors. Escrow funds are held in trust for mortgagors at various financial institutions and are not included in the accompanying combined balance sheets.

6.  GOODWILL AND OTHER INTANGIBLES

    As of December 31, 1999, goodwill and other intangible assets were comprised of the following:

                                                            1999            1998
Goodwill and other intangibles                          $ 14,867,355    $ 14,765,408
Accumulated amortization - goodwill and other
  intangibles                                             (2,418,143)     (1,101,252)
Solicitation rights                                        3,631,544       2,839,421
Accumulated amortization - solicitation rights              (930,574)       (380,209)
                                                        ------------    ------------

Total                                                   $ 15,150,182    $ 16,123,368
                                                        ============    ============

7.  DEBT OBLIGATIONS

    Debt obligations are summarized as follows:

                                                            DECEMBER 31,
                                                         1999          1998
     Warehouse Line of Credit with variable rates
       of interest. At December 31, 1999 and 1998,
       such rates were 5.44% and 5.50%, respectively.
       The weighted average interest rate during
       1999 and 1998 was 6.38% and 7.21%,
       respectively.  Borrowings are secured
       by Mortgage Loans, Notes, Mortgage
       Securities, mortgage servicing advances
       and SRs.                                      $303,376,222   $146,051,893

     Guaranteed Term Agreement with interest
       at the weekly Federal Funds rate plus
       0.1%, payable monthly.  At December
       31, 1998, such rates was 5.67%.  The
       weighted average interest rate during
       1998 was 5.86%.                                     --         50,000,000

     Senior Subordinated Notes due
       September 1, 2004, with interest at
       15.91% payable semi-annually.                   50,000,000         --

     Reverse repurchase agreements with various
       counterparties. Such agreements accrue
       interest at variable rates based on
       one-month LIBOR plus a range of 0.5% to
       2.25%. At December 31, 1999 and 1998, such
       rates ranged from 6.45% to 8.48% and 5.80%
       to 9.25%, respectively. The weighted
       average interest rate during 1999 and
       1998 was 6.15% and 6.82%, respectively.
       Borrowings under such agreements are
       secured by Mortgage Securities and
       Mortgage Loans.                                275,341,535    200,939,930

     Revolving Credit Agreement with variable
       rate of interest based on LIBOR plus
       2.50%. At December 31, 1999, such rate was
       8.98%, and at December 31, 1998, such rate
       was 7.50%. During the years ended
       December 31, 1999 and 1998, the weighted
       average interest rate was 8.59% and 9.12%,
       respectively. The borrowings are secured
       by Mortgage Loans, Notes and REO.               34,301,788     10,511,152

     Other notes and contracts payable with
       interest at rates ranging from 0% to             1,699,523      2,134,460
       18% per annum.


    The Company has a $400 million Warehouse Line of Credit Agreement (the "Warehouse Agreement") with a group of financial institutions, with a maturity date of June 19, 2000. The Warehouse Agreement provides for interest rates based on various indices, mainly Federal Funds and LIBOR, as selected by the Company. The Warehouse Agreement contains restrictive financial covenants that require the Company to meet, among other things, certain capital requirements and debt to adjusted equity ratios (as defined). The Warehouse Agreement also restricts the Company's ability to pay distributions.

    In 1997, the Company entered into a Guaranteed Term Agreement (the "Term Agreement") for a fixed amount of $20 million, later increased to $50 million. The Term Agreement was guaranteed by EFS and MG1C. The Term Agreement was repaid on July 30, 1999.

    On August 23, 1999, the Company issued $50 million of 15.91% Senior Subordinated Notes due September 1, 2004. Net proceeds, after purchasers' discount and offering expenses, was $47.4 million, resulting in a yield of approximately 17%. The Senior Subordinated Notes indenture contains restrictive financial covenants, including minimum net worth, maximum total debt to net worth, and maximum subordinated debt to net worth (as defined). The indenture also restricts the Company's ability to pay distributions. The notes may be redeemed at par plus a "make-whole" amount determined with respect to the discounted value of remaining scheduled payments.

    Included in reverse repurchase agreements are $85.6 million with Bank of America, $81.9 million with Merrill Lynch, $39.2 million with Greenwich Capital and $27.0 million with Bear Stearns. Most repurchase agreements have stated maturities of less than one year.

    In October 1998, the Company entered into a Revolving Credit Agreement with a bank (the "Credit Agreement") with a one-year term and borrowing limit of $40 million; the Credit Agreement has been extended to December, 2000.

    Substantially all of the Company's Mortgage-Related Assets, servicing rights and servicing advances are pledged as collateral under its debt obligations.

The aggregate amount of minimum payments required on debt obligations for periods after December 31, 1999 are as follows:

                    2000                                    $ 607,020,704
                    2001                                        6,449,972
                    2002                                          184,860
                    2003                                          253,459
                    2004                                       50,258,924
                    Thereafter                                    551,149
                                                            -------------
                                                            $ 664,719,068
                                                            =============

8.  INCOME TAXES

The Company has several C-Corporation subsidiaries, subject to income tax. The components of the benefit for income taxes are as follows:


                                  1999         1998         1997

Current expense (benefit)       $ (102,335)   $ (17,257)   $ 228,083
Deferred benefit                    (2,130)    (461,314)    (228,083)
                                ----------   ----------    ---------

Total benefit                   $ (104,465)  $ (478,571)   $      --
                                ==========   ==========    =========

    At December 31, 1999 and 1998, the net deferred tax liability was comprised of the following temporary differences:

                                                 1999              1998

Deferred tax assets:
  Net operating losses                        $   173,950       $   447,425
                                              -----------       -----------

Total                                             173,950           447,425
                                              -----------       -----------
Deferred tax liabilities:
  Servicing rights and other intangibles         (772,729)       (1,012,010)
  Other                                          (154,419)         (190,743)
                                              -----------       -----------

Total                                            (927,148)       (1,202,753)
                                              -----------       -----------

Net deferred tax liability                    $  (753,198)      $  (755,328)
                                              ===========       ===========


The differences between the income tax benefit and the amount determined by applying the statutory Federal income tax rate of 34% to the pretax loss of taxable C-corporation subsidiaries at December 31, 1999 and 1998 are as follows:


                                                 1999              1998

Income tax benefit calculated at the
  statutory rate                              $  (448,062)      $  (780,095)
  Goodwill amortization (GAAP-nondeductible)      327,540           298,485
  Other                                            16,057             3,039
                                              -----------       -----------
Income tax benefit                            $  (104,465)      $  (478,571)
                                              ===========       ===========


    There was no significant difference between the 1997 tax provision and the provision determined by applying the statutory Federal income tax rate to pretax loss of taxable subsidiaries.

 9. RELATED PARTY TRANSACTIONS

    EFS - The Company occupies certain office facilities leased by EFS and reimburses EFS for its occupancy costs. The Company incurred costs totaling approximately $435,000, $288,000 and $180,000 in 1999, 1998 and 1997,
    respectively. The Company had an outstanding borrowing from EFS at December 31, 1999 of approximately $786,000. These borrowings do not bear interest and are repayable upon demand.

    EFS acquired partnerships (the "EFS partnerships") holding interests in Mortgage Securities in the second quarter of 1999, and engaged C-BASS to manage the portfolio. C-BASS receives an annual base management fee and an incentive fee based on portfolio performance. The annual incentive fee is paid out over 4 years. The total management fee is estimated to be approximately $1.5 million for 1999.

    C-BASS, as manager for the EFS Partnerships, acquired and disposed of certain mortgage securities during 1999, resulting in net proceeds payable to the EFS Partnerships of approximately $1.1 million at December 31, 1999.

    MGIC - Affiliates of MGIC provide the Company with various services, including referral of investment opportunities. During 1999, 1998 and 1997, the Company paid MGIC approximately $7,000, $16,000 and $257,000 for such services, respectively.

    MGIC acquired partnerships (the "MGIC Partnerships") holding interests in Mortgage Securities in the second quarter of 1999, and engaged C-BASS to manage the portfolio. C-BASS receives an annual base management fee and an incentive fee based on portfolio performance. The annual incentive fee is paid out over 4 years. The total management fee is estimated to be approximately $0.9 million for 1999.

    C-BASS, as manager for the MGIC Partnerships, acquired and disposed of certain mortgage securities during 1999, resulting in net proceeds payable to the MGIC Partnerships of approximately $2.0 million.

10. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are obligated under leases for office space through 2005. Minimum future lease commitments at December 31, 1999 are:

             2000                    $  2,700,490
             2001                       2,645,536
             2002                       2,350,106
             2003                       2,262,461
             2004                       1,908,471
             Thereafter                10,165,782
                                     ------------
                                     $ 22,032,846
                                     ============

WSAT leases its office space in Tacoma, Washington from WTE, L.L.C., which is 17% owned by officers and the former owners of Wynwood.

The Company is involved in various legal proceedings and pending claims arising in the ordinary course of business. The final outcome is uncertain. However, management does not expect the resolution of these matters to have a significant effect on the financial statements as of December 31, 1999.

11. DEFINED CONTRIBUTION PLANS

    The Company maintains 401(k) plans, which were established in 1997, that cover substantially all of its eligible employees. The permitted employee contributions vary among the entities comprising the Company, as do the employer matching contribution percentages. The employer matching percentages are at the Company's discretion and are subject to change. The Company's matching contributions totaled approximately $408,000 in 1999, $255,000 in 1998 and $155,000 in 1997.

                                     ******

CREDIT-BASED ASSET SERVICING AND SECURITIZATION LLC
AND AFFILIATES

COMBINED SCHEDULE OF MORTGAGE-RELATED ASSETS
DECEMBER 31, 1999
--------------------------------------------------------------------------------


  NOTIONAL AMOUNT                       ISSUER                                   VALUE

MORTGAGE SECURITIES
       $ 157,907,451               C-BASS                                     $ 109,412,894
         114,961,248               PNC                                           52,155,866
          48,222,491               Merrill Lynch                                 44,727,925
         323,213,936               Other                                        158,946,641
         510,000,000               Interest rate swaps                            4,980,614
                                                                              -------------

                                   Total Mortgage Securities                    370,223,940

MORTGAGE LOANS                     $448,380,000 unpaid principal balance        388,575,903

REAL ESTATE OWNED                  195 Properties                                14,179,721
                                                                              -------------

TOTAL MORTGAGE-RELATED ASSETS                                                 $ 772,979,564
                                                                              =============


See notes to combined financial statements.