Form 10-Q
period 2000-03-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 2000-05-15
CIK 881889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     0F THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

                / / TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the period from ___________________ to
            --------------------------------------------------------

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

                                 (212) 983-3100
                        ----------------------------------
              (Registrant's telephone number, including area code)

            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,152,607 shares of common stock, par value $.10 per share, as of May 9, 2000.

                     ENHANCE FINANCIAL SERVICES GROUP INC.

                                     INDEX


                                                                                           Page
                                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets - March 31, 2000 and December 31, 1999 ....................      3

Consolidated Statements of Income - Three months ended March 31, 2000 and 1999 ........      4

Consolidated Statement of Shareholders' Equity - Three months ended March 31, 1999.....    5-A

Consolidated Statement of Shareholders' Equity - Three months ended March 31, 2000.....    5-B

Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999.....      6

Notes to Consolidated Financial Statements.............................................    7-9

Independent Accountants' Review Report ................................................     10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...............................   11-15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................     16

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings............................................................     16

Item 4.   Submission of Matters to a Vote of Security Holders..........................     16

Item 6.   Exhibits and reports on Form 8-K.............................................     16

Signature .............................................................................     16


Exhibit 4.2.6 Fifth Amendment to the Credit Agreement, dated as of March 31, 2000, among the registrant, Fleet National Bank as lender, swingline bank and as agent for the Banks, and The Bank of New York, Bank One, NA (Main Office Chicago) (formerly known as The First National Bank of Chicago), and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders.

Exhibit 27.    Financial data schedules

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)


                                                                                  March 31, 2000    December 31, 1999
                                                                                  --------------    -----------------
                                                                                   (unaudited)
ASSETS
   Investments:
     Fixed maturities, held to maturity, at amortized cost (market value
       $171,924 and $181,474)                                                       $   168,252        $   177,607
     Fixed maturities, available for sale, at market (amortized cost $807,274
       and $778,751)                                                                    791,516            745,963
     Other invested assets                                                               11,287             10,935
     Common stock, at market (cost $498)                                                    839                839
     Short-term investments                                                              52,744             34,657
                                                                                    -----------        -----------
   Total Investments                                                                  1,024,638            970,001

   Cash and cash equivalents                                                              4,198              2,558
   Accrued interest and dividends receivable                                             17,024             18,977
   Investment in affiliates                                                             111,955            108,001
   Premiums receivable                                                                   17,030             22,959
   Furniture, fixtures and equipment                                                     10,299             10,206
   Deferred policy acquisition costs                                                    123,554            119,213
   Federal income taxes recoverable                                                       9,711              6,713
   Prepaid federal income tax                                                            24,709             24,797
   Deferred income taxes - net                                                           59,708             68,587
   Prepaid reinsurance premiums                                                           8,088              8,772
   Reinsurance recoverable on unpaid losses                                               2,273              2,286
   Receivable from affiliates                                                             3,544              1,170
   Receivable for securities                                                              5,006               --
   Goodwill                                                                              23,601             24,196
   Other assets                                                                          91,526             65,496
                                                                                    -----------        -----------
TOTAL ASSETS                                                                        $ 1,536,864        $ 1,453,932
                                                                                    ===========        ===========

LIABILITIES, DEFERRED CREDIT AND SHAREHOLDERS' EQUITY
LIABILITIES
   Losses and loss adjustment expenses                                              $    56,187        $    51,970
   Reinsurance payable on paid losses and loss adjustment expenses                        6,732              8,997
   Deferred premium revenue                                                             353,296            346,088
   Accrued profit commissions                                                             2,318              2,554
   Long-term debt                                                                        75,000             75,000
   Short-term debt                                                                      138,970            113,941
   Payable for securities                                                                11,706               --
   Accrued expenses and other liabilities                                                51,169             41,078
                                                                                    -----------        -----------
TOTAL LIABILITIES                                                                       695,378            639,628
                                                                                    -----------        -----------

DEFERRED CREDIT                                                                         132,750            138,000
                                                                                    -----------        -----------

SHAREHOLDERS' EQUITY
   Common stock-$.10 par value, Authorized-100,000,000 shares,
     issued-40,094,404 and 40,007,404 shares                                              4,009              4,001
   Additional paid-in capital                                                           254,063            253,109
   Retained earnings                                                                    495,774            477,715
   Accumulated other comprehensive income                                               (12,524)           (25,935)
   Treasury stock                                                                       (32,586)           (32,586)
                                                                                    -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                                                              708,736            676,304
                                                                                    -----------        -----------


TOTAL LIABILITIES, DEFERRED CREDIT AND SHAREHOLDERS' EQUITY                         $ 1,536,864        $ 1,453,932
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

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                  (unaudited)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2000            1999
                                                    ----            ----
REVENUES
   Net premiums written                           $ 34,147        $ 29,486
   Increase in deferred premium revenue             (7,892)         (5,195)
                                                  --------        --------
     Premiums earned                                26,255          24,291
   Net investment income                            15,537          13,554
   Net realized losses                                (733)         (3,890)
   Assignment sales                                 11,244           8,302
   Other income                                      1,749           2,186
                                                  --------        --------
     Total revenues                                 54,052          44,443
                                                  --------        --------

EXPENSES
   Losses and loss adjustment expenses               5,328           2,757
   Policy acquisition costs                          9,648           8,875
   Profit commissions                                  431             114
   Other operating expenses - insurance              5,122           2,924
                            - non-insurance         15,560          12,400
                                                  --------        --------
     Total expenses                                 36,089          27,070
                                                  --------        --------

Income from operations                              17,963          17,373
   Equity in net income of affiliates                7,838           4,683
   Minority interest                                   264             --
   Foreign currency (losses)/gains                     (26)             13
   Interest expense                                 (3,825)         (2,444)
                                                  --------        --------
   Income before income taxes                       22,214          19,625
   Income tax expense                                1,866           1,472
                                                  --------        --------
     Net income                                   $ 20,348        $ 18,153
                                                  ========        ========

Basic earnings per share                          $   0.53        $   0.48
                                                  ========        ========

Diluted earnings per share                        $   0.53        $   0.46
                                                  ========        ========

Basic weighted average shares outstanding           38,108          37,919
                                                  ========        ========

Diluted weighted average shares outstanding         38,605          39,192
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

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

               (In thousands except share and per share amounts)
                                  (unaudited)


                                                              Outstanding Common
                                                                     Stock                     Treasury Stock
                                                            -----------------------       -------------------------

                                                                                                                         Additional
                                                                                                                          Paid-in
                                                              Shares         Amount        Shares          Amount         Capital
                                                              ------         ------        ------          ------         -------
Balance, December 31, 1998                                  39,812,937       $3,981       1,950,794       $(32,586)       $249,851
    Comprehensive income:
      Net income for the period                                   --           --              --             --              --
      Unrealized foreign currency translation adjustment
        (net of tax of $614)                                      --           --              --             --              --
      Unrealized gains during the period
        (net of tax of $1,768)                                    --           --              --             --              --
    Total comprehensive income                                    --           --              --             --              --
    Dividends paid ($0.06 per share)                              --           --              --             --              --
    Exercise of stock options                                   89,495            9            --             --             1,397
    Issuance of common stock                                    (1,500)        --              --             --              --
                                                            ----------       ------       ---------       --------        --------
Balance, March 31, 1999                                     39,900,932       $3,990       1,950,794       $(32,586)       $251,248
                                                            ==========       ======       =========       ========        ========


                                                                         Accumulated
                                                                 Other Comprehensive Income
                                                           ----------------------------------------
                                                                           Foreign
                                                                           Currency      Unrealized
                                                             Unearned    Translation       Gains          Retained
                                                           Compensation   Adjustment      (Losses)        Earnings          Total
                                                           ------------   ----------      --------        --------          -----
Balance, December 31, 1998                                  ($493)       $   714       $ 22,965         $ 418,214       $ 662,646
    Comprehensive income:
      Net income for the period                              --             --              --             18,153            --
      Unrealized foreign currency translation adjustment
        (net of tax of $614)                                 --           (1,140)           --               --              --
      Unrealized gains during the period
        (net of tax of $1,768)                               --             --            (3,284)            --              --
    Total comprehensive income                               --             --              --               --            13,729
    Dividends paid ($0.06 per share)                         --             --              --             (2,277)         (2,277)
    Exercise of stock options                                --             --              --               --             1,406
    Issuance of common stock                                 --             --              --               --              --
                                                            -----        -------        --------        ---------       ---------
Balance, March 31, 1999                                     $(493)       $  (426)       $ 19,681        $ 434,090       $ 675,504
                                                            =====        =======        ========        =========       =========


           See notes to unaudited consolidated financial statements.


                                       5-A

                     ENHANCE FINANCIAL SERVICES GROUP INC.

                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

               (In thousands except share and per share amounts)
                                  (unaudited)


                                                              Outstanding Common
                                                                     Stock                     Treasury Stock
                                                            -----------------------       -------------------------

                                                                                                                         Additional
                                                                                                                          Paid-in
                                                              Shares         Amount        Shares          Amount         Capital
                                                              ------         ------        ------          ------         -------
Balance, December 31, 1999                                  40,007,404       $4,001       1,950,794       $(32,586)       $253,109
    Comprehensive income:
      Net income for the period                                   --           --              --             --              --
      Unrealized gains during the period
        (net of tax of $4,095)                                    --           --              --             --              --
      Reclassification adjustment for realized losses
         included in net income (net of tax $257)                 --           --              --             --              --
    Total comprehensive income                                    --           --              --             --              --
    Dividends declared ($0.06 per share)                          --           --              --             --              --
    Exercise of stock options                                   87,000            8            --             --               954
                                                            ----------       ------       ---------       --------        --------
Balance, March 31, 2000                                     40,094,404       $4,009       1,950,794       $(32,586)       $254,063
                                                            ==========       ======       =========       ========        ========


                                                                         Accumulated
                                                                 Other Comprehensive Income
                                                           ----------------------------------------
                                                                           Foreign
                                                                           Currency      Unrealized
                                                             Unearned    Translation       Gains          Retained
                                                           Compensation   Adjustment      (Losses)        Earnings          Total
                                                           ------------   ----------      --------        --------          -----
Balance, December 31, 1999                                    ($493)       $(2,207)       $(23,235)       $ 477,715       $ 676,304
    Comprehensive income:
      Net income for the period                                --             --              --             20,348            --
      Unrealized gains during the period
        (net of tax of $4,095)                                 --             --            12,935             --              --
      Reclassification adjustment for realized losses
         included in net income (net of tax $257)              --             --               476             --              --
    Total comprehensive income                                 --             --              --               --            33,759
    Dividends declared ($0.06 per share)                       --             --              --             (2,289)         (2,289)
    Exercise of stock options                                  --             --              --               --               962
                                                              -----        -------        --------        ---------       ---------
Balance, March 31, 2000                                       $(493)       $(2,207)       $ (9,824)       $ 495,774       $ 708,736
                                                              =====        =======        ========        =========       =========


           See notes to unaudited consolidated financial statements.


                                       5-B

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    2000             1999
                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                      $  20,348        $  18,153
 Adjustments  to  reconcile  net income to net cash  provided by (used in)
   operating activities:
  Depreciation and amortization, net                                                (2,671)          (2,371)
  Net realized losses                                                                  733            3.890
  Equity in net income of affiliates                                                (7,838)          (4,683)
  Change in assets and liabilities:
    Premiums receivable                                                              5,929            4,777
    Accrued interest and dividends receivable                                        1,953            1,532
    Accrued expenses and other liabilities                                           7,802           (6,236)
    Deferred policy acquisition costs                                               (4,341)          (3,223)
    Deferred premium revenue, net                                                    7,892            5,195
    Accrued profit commissions                                                        (236)            (443)
    Losses and loss adjustment expenses, net                                         1,965            1,688
    Receivable from affiliates, net                                                 (2,374)         (39,676)
    Payable for securities, net                                                      6,700            2,390
    Other, net                                                                     (21,375)          12,000
    Income taxes, net                                                               (2,910)          (3,429)
                                                                                 ---------        ---------
 Net cash provided by (used in) operating activities                                11,577          (10,436)
                                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                   (314)            (287)
 Proceeds from sales and maturities of investments                                 151,360           92,043
 Purchase of investments                                                          (168,887)        (134,617)
 Sales of short-term investments, net                                              (18,087)          37,575
 Purchase of other invested assets, net                                                 --           (1,586)
 Net return of investment in affiliates                                                 --            1,717
                                                                                 ---------        ---------
 Net cash used in investing activities                                             (35,928)          (5,155)
                                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Capital stock                                                                         962            1,405
 Short-term debt                                                                    25,029           21,487
                                                                                 ---------        ---------
 Net cash provided by financing activities                                          25,991           22,892
                                                                                 ---------        ---------
 Net change in cash and cash equivalents                                             1,640            7,301
 Cash and cash equivalents, beginning of period                                      2,558            5,542
                                                                                 ---------        ---------
 Cash and cash equivalents, end of period                                        $   4,198        $  12,843
                                                                                 =========        =========



SUPPLEMENTAL DISCLOSURE OF CERTAIN NON-CASH TRANSACTIONS:                                    MARCH 31, 2000
                                                                                             --------------
Sale of interest in investment in affiliate including accrued interest                          $  3,801
                                                                                                ========
Consideration received - note receivable                                                        $  3,801
                                                                                                ========


           See notes to unaudited consolidated financial statements.

                     ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     PERIODS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Rules and Regulations of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 of Enhance Financial Services Group Inc. ("Enhance Financial").

     The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and Subsidiaries (collectively the "Company"). The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

     The Company retained Morgan Stanley Dean Witter & Company in February 2000 to work with the Company to identify and review options to increase shareholder value. The Company has identified and is implementing initiatives to (1) explore opportunities to exit and realize value from its non-insurance businesses and
(2) explore opportunities that could maximize shareholder value for the entire Company. The Company's accounting estimates and assumptions used in the preparation of its financial statements may be materially affected if the Company completes a transaction resulting from any of these alternatives.

2.   DIVIDENDS DECLARED

     In March 2000, Enhance Financial declared a cash dividend of $.06 per share totaling $2,288,676.


3.   COMMON STOCK

     During the first quarter of 2000, Enhance Financial made no common stock repurchases.

4.   COMPREHENSIVE INCOME

     Total comprehensive income for the three months ended March 31, 2000 and 1999 was $33.8 million and $13.7 million, respectively. Currently, other comprehensive income represents net income plus changes in unrealized gains and losses on available for sale securities, foreign currency translation adjustments and unearned compensation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     PERIODS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


5.   INCOME TAXES

     The Company files a consolidated federal income tax return with its includable subsidiaries. Subject to the provisions of a tax sharing agreement, income tax allocation is based upon separate return calculations.

     The Company's effective tax rate for the first quarter of 2000 was 8.4% compared to 7.5% for the comparable period of 1999.


6.   RECLASSIFICATIONS

     Certain of the 1999 amounts have been reclassified to conform to the current year presentation.

7.   SEGMENT REPORTING

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

In thousands


                                                    March 31, 2000
                                                    --------------
                                       Insurance      Asset-Based        Totals
                                       ---------      -----------        ------
Revenues from external customers       $   27,585       $ 11,663       $   39,248
Net investment income                      15,254            283           15,537
Operating earnings                         12,685         10,685           23,370
Segment assets                          1,174,460        362,404        1,536,864

In thousands


                                                    March 31, 1999
                                                    --------------
                                       Insurance      Asset-Based        Totals
                                       ---------      -----------        ------
Revenues from external customers       $   25,679       $  9,100       $   34,779
Net investment income                      13,554             --           13,554
Operating earnings                         18,721          2,787           21,508
Segment assets                          1,191,405        161,536        1,352,941


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     PERIODS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


     The following are reconciliations of reportable segment revenues and profit to Enhance Financial's consolidated totals:

In thousands


                                                                            March 31,
                                                                            ---------
                                                                       2000            1999
                                                                     --------        --------
REVENUES

Total revenues from external customers for reportable segments       $ 39,248        $ 34,779

Net investment income for reportable segments                          15,537          13,554

Realized losses                                                          (733)         (3,890)
                                                                     --------        --------

     Total consolidated revenues                                     $ 54,052        $ 44,443
                                                                     ========        ========

NET INCOME

Operating earnings for reportable segments                           $ 23,370        $ 21,508

Capital and foreign exchange losses, net of tax                          (695)         (3,355)

Non recurring expenses, net of tax                                     (2,327)             --
                                                                     --------        --------

     Net income                                                      $ 20,348        $ 18,153
                                                                     ========        ========


8.   LITIGATION

     A complaint was filed against Enhance Financial and Asset Guaranty Insurance Company ("Asset Guaranty") on April 4, 2000 in the United States District Court for the District of Maryland by Creditrust Corporation ("Creditrust") and its president alleging that a senior employee of Enhance Financial had posted messages on an internet message board containing derogatory, false, misleading, and/or confidential information regarding Creditrust, in violation of various state and federal common law and statutory duties. This misconduct alleged was unauthorized and contrary to Company policy, and the employee identified in the lawsuit no longer works for the Company. Nonetheless, the complaint alleges that the message board activity was undertaken on behalf of the Company to further its competitive interests. While analysis of this matter is ongoing, the Company believes that Creditrust's claims against Enhance Financial and Asset Guaranty are not well founded and that the outcome of this litigation will not be material to the Company's business.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Enhance Financial Services Group Inc.
New York, NY 10017

We have reviewed the accompanying consolidated balance sheet of Enhance Financial Services Group Inc. and subsidiaries (the "Company") as of March 31, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
New York, New York
May 15, 2000

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company divides its business operations into two reportable operating segments: insurance businesses and asset-based businesses.

     The insurance businesses of the Company, which are conducted through its subsidiaries Enhance Reinsurance Company ("Enhance Re") and Asset Guaranty Insurance Company ("Asset Guaranty" and collectively with Enhance Re, the "Insurance Subsidiaries"), include principally the reinsurance of financial guaranties of municipal and asset backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analyses of complex, asset-based risks. The Company's other insurance businesses involve the issuance of direct financial guaranties of smaller municipal debt obligations, trade credit reinsurance, financial institutions credit insurance (which includes excess-SIPC/excess-ICS and related type bonds) and financial responsibility bonds. Some of these other insurance businesses are conducted by Van-American Insurance Company ("Van-Am"), a Kentucky-domiciled insurer that writes reclamation bonds for the coal mining industry, and surety bonds covering the closure and post-closure obligations of landfill operators. The Company also provides surety and other credit-based insurance products through its 45% ownership of SBF Participacoes Ltda.

     The Company operates its asset-based businesses primarily through its consolidated subsidiaries, Singer Asset Finance Company, LLC ("Singer") and Enhance Life Benefits LLC ("ELB"), and minority owned subsidiaries, Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Group LLC ("Sherman"). The Company's asset-based businesses include the origination, purchase, servicing and/or securitization of special assets, including state lottery awards, structured settlement payments, and viatical settlements; sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-backed securities; and delinquent unsecured consumer assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

     Interest rates increased between the first quarters of 1999 and 2000, reducing refundings of bonds in place and also the volume of new issues. In the first quarter of 2000, municipal new-issue volume was $40.4 billion, a decline of 30.2% from the same period in 1999. The insured portion of such new issues was 41.6% and 50.9% during the first quarters of 2000 and 1999, respectively. Total municipal bond refundings were $3.2 billion in the first quarter of 2000, approximately 7.9% of new-issue volume, down from 23.7% for the first quarter of 1999 due to higher interest rates.

     Gross premiums written in the first quarter of 2000 increased 18.2% to $35.0 million from $29.6 million in the same period in 1999.

     Net premiums written increased 15.6% to $34.1 million in the first quarter of 2000 from $29.5 million in the same period in 1999. A 123.1% growth in the direct financial guaranty premium and 52.6% in other insurance premium offset the 23.6% decrease in municipal reinsurance premiums.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following table shows net premiums written by line of business for the periods presented:

                                             1(ST) Quarter
-----------------------------------------------------------------------------
Net Premiums Written
(dollars in millions)             2000        1999     $ Change     % Change
-----------------------------------------------------------------------------
Municipal Reinsurance             $ 8.4       $11.0      $(2.6)      (23.6)%
Non-Municipal Reinsurance           7.9         6.7        1.2         17.9
Direct Financial Guaranty           8.7         3.9        4.8        123.1
Trade Credit                        6.2         6.0        0.2          3.3
Other                               2.9         1.9        1.0         52.6
                                ---------------------------------------------
Total                             $34.1       $29.5       $4.6         15.6%
                                =============================================

     Net premiums earned grew 8.2% to $26.3 million in the first quarter of 2000 from $24.3 million in the first quarter of 1999. The growth in premiums earned is attributable to increased writings in the direct financial guaranty and non-municipal reinsurance. Earned premiums from refundings contributed $2.2 million (or 8.4%) of earned premiums in the first quarter of 2000 compared to $2.0 million (or 8.2%) in the same period in 1999. Deferred premium revenue, net of prepaid reinsurance premiums, grew to $345.2 million at March 31, 2000 from $337.3 million at December 31, 1999 and $313.4 at March 31, 1999.

The following table shows net premiums earned by line of business for the periods presented:

                                             1(ST) Quarter
-----------------------------------------------------------------------------
Net Premiums Earned
(dollars in millions)             2000        1999     $ Change     % Change
-----------------------------------------------------------------------------
Municipal Reinsurance             $ 7.9       $ 8.1      $(0.2)        (2.5)%
Non-Municipal Reinsurance           7.0         5.8        1.2         20.7
Direct Financial Guaranty           3.0         2.1        0.9         42.9
Trade Credit                        5.2         5.1        0.1          2.0
Other                               3.2         3.2        0.0          0.0
                                ---------------------------------------------
Total                             $26.3       $24.3       $2.0          8.2%
                                =============================================

     Net investment income increased 14.0% to $15.5 million in the first quarter of 2000 from $13.6 million in the same period in 1999. This increase resulted primarily from the growth in the Company's fixed maturities portfolio and short-term investments from $941.0 million at March 31, 1999 to $1,024.6 million at March 31, 2000. The investment yields on the Company's investment portfolio were 5.9% and 6.1% for the first quarters of 2000 and 1999, respectively. In addition, the Company realized $0.7 million of capital losses in the first quarter of 2000 compared with $3.9 million of capital losses in the first quarter of 1999. The 2000 capital loss was due to net capital losses on sale of bonds, whereas the 1999 capital loss includes the recognition of a $4.7 million pre-tax write down of two holdings in Commercial Financial Services, Inc. ("CFS"). CFS is currently protected under Chapter 11 of the bankruptcy code as an outgrowth of allegations of improper activities. CFS continues to service the debt on a current basis, and the Company does not expect any further write-offs.

     The Company recognized revenues from disposition of assignments, through securitization and other sales, of $11.2 million in the first quarter of 2000 compared to $8.3 million in the first quarter of 1999. The increase is attributable to securitzed transactions by Singer in the states of Florida and Texas.

     Incurred losses and LAE were $5.3 million in the first quarter of 2000 compared to $2.8 million for the same period of 1999. The increase is primarily due to increases in losses for the Company's trade credit line of business of $1.0 million, non-specific reserves for $1.0 million and Van Am of $1.2 million.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The Company's insurance expense ratio was 57.9% in the first quarter of 2000 compared to 49.0% in the first quarter of 1999. The increase in the insurance operating expense is due to expenses for severance, outplacement and other assistance related to Company-wide layoffs in the first quarter. Non-insurance expenses increased to $15.6 million in the first quarter of 2000 from $12.4 million during the same period in 1999. The increase reflects restructuring costs and expenses associated with the management of the Company's REMIC investment ($1.2 million), for which no comparable expense was included in the first quarter of 1999, and increased rent expense. Policy acquisition costs ("PAC") were $9.6 million and $8.9 million for the first quarters of 2000 and 1999, respectively, each representing 36.5% of earned premiums in the respective periods.

     The Company realized income of $7.8 million from its investments in affiliates in the first quarter of 2000 compared to $4.7 million in the first quarter of 1999, primarily as a result of increased income from C-BASS.

     Interest expense totaled $3.8 million and $2.4 million in the first quarters of 2000 and 1999, respectively, reflecting the increase in the Company's short-term debt outstanding.

     The Company's first quarter 2000 net income increased 11.5% to $20.3 million from $18.2 million in the first quarter of 1999. First quarter 2000 basic and diluted earnings per share increased 10.4% and 15.2%, respectively, to $.53 and $.53 from $.48 and $.46 in the first-quarter of 1999. The increase in net earnings is due to the increase in premiums earned, investment income, assignment sales and equity earnings partially offset by increased losses and operating expenses.

     The diluted weighted average shares outstanding during the first quarter of 2000 were 38.6 million compared to 39.2 million during the first quarter of 1999.

     Singer and ELB combined contributed net income of $.03 per share in the first quarter of 2000 compared to a net loss of $.03 per share during the comparable period in 1999. C-BASS contributed $.19 per share to Enhance Financial's first quarter 2000 net income, compared to $.09 per share during the comparable period in 1999. Sherman had a $.01 per share loss, compared to $.02 per share loss during the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As a holding company, Enhance Financial funds the payment of its operating expenses, principal and interest on its debt obligations, dividends to its shareholders and the repurchase of common stock primarily from dividends and other payments from the Insurance Subsidiaries, manages cash flows associated with the Company's diversification activities and draws on its line of credit provided under the Credit Agreement (as defined below).

     Payments of dividends by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. During the first quarter of 2000, Enhance Financial received $5.5 million in dividends from Enhance Re ($4.5 million) and Asset Guaranty ($1.0 million). As of March 31, 2000, the maximum amount of dividends that may be paid in the subsequent quarter ending June 30, 2000 from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities is $12.4 million.

     Payments of dividends by Enhance Financial to its shareholders are further restricted by the terms of the credit agreement. At March 31, 2000, the maximum amount of the dividends that may be paid in the second quarter (6/30/00) by Enhance Financial to its shareholders in compliance with the terms of such agreement is $5.7 million. In the first quarter of 2000, Enhance Financial declared cash dividends of $.06 per share, aggregating $2,288,676.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     As of March 31, 2000, the statutory policyholders' surplus of Enhance Re and Asset Guaranty was $221.5 million and $87.4 million, respectively, compared to the minimum $68.4 million required by each under the Insurance Law and compared to $214.8 million and $90.6 million at December 31, 1999, respectively.

     The Company's cash flow provided by operations for the first quarter of 2000 was $11.6 million compared to cash flow used for operations of $10.4 million for the same period in 1999. The increase in cash flow provided from operations of $22.0 million for the same period in 1999 was primarily due to a favorable change in accrued interest and expense of $1.1 million, an increase in accrued expenses of $14.0 million, and an increase in deferred premium revenue of $2.7 million. The carrying value of the Company's investment portfolio (total investments plus cash and cash equivalents) increased to $1,028.8 million at March 31, 2000 from $972.6 million at December 31, 1999 primarily as a result of the cash flows from operations and a decrease in unrealized losses.

     Enhance Financial is party to a credit agreement (amended March 31, 2000) (the "Credit Agreement") with major commercial banks providing for borrowing by Enhance Financial of up to $150 million to be used for general corporate purposes, of which $50 million is due May 30, 2000 and the balance of $100 million is due June 27, 2000. The Credit Agreement provides for a revolving credit facility under which individual advances may be converted, at Enhance Financial's discretion, into a four-year term loan. The total outstanding under the Credit Agreement at March 31, 2000 is $137 million. The Credit Agreement requires that the proceeds from asset sales be applied toward repayment of amounts outstanding.

     The Company and Mortgage Guaranty Insurance Company ("MGIC") each own 46% interests in C-BASS. The Company had contributed $55.5 million to C-BASS from its inception in 1996 through March 31, 2000 and expects that it will provide additional funding with MGIC on a pari passu basis with MGIC.

     In December 1998, the Company and MGIC formed Sherman, a joint venture in which the Company and MGIC, each own 45% interests. The Company has committed to contribute a total of $20.2 million to Sherman, of which $9.1 million has been contributed as of March 31, 2000, including $1.6 million in cash and the Company's contribution of the assets or equity in the subsidiaries of Alegis Group Inc. The Company expects that it will provide additional funding in addition to its original contribution to Sherman from time to time. In May 1999, the Company guaranteed repayment by Sherman of up to 50% of the amount outstanding under a $50 million revolving credit facility that Sherman obtained from a major commercial bank. As of March 31, 2000, the outstanding principal balance under the facility was approximately $47.0 million, of which the Company has guaranteed $23.5 million.

     In July 1998, the Company acquired an 80% ownership interest in AGS Financial LLC. The Company is obligated to pay $3.1 million, as and when needed, of which $2.1 million has been paid as of March 31, 2000.

     Based on the cash flow of the Company in recent years, the Company's current financial condition and the Company's expectation as to its net premium written, the Company does not expect the dividends from the Insurance Subsidiaries and other subsidiaries in 2000 will provide adequate liquidity to enable Enhance Financial to meet its debt obligations, its general overhead expenses, its expenditures for capital improvements and its commitments to fund the operations of its asset-based businesses. The Company for the short term has increased bank borrowings and proposes to address the situation in the longer term, both for 2000 and thereafter, through a combination of capital market transactions and the sale of assets. The success of this effort will depend on numerous factors, many beyond the Company's control, including general capital market conditions, interest rate environment, and insurance regulatory constraints, and there can be no assurance that the Company will be successful in resolving the situation in a manner that will not involve substantial expense, dilution to its shareholders and/or a restructuring of the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     In August 1999, Moody's Investor Service, Inc. ("Moody's") downgraded Enhance Financial's senior long-term debt rating from Aa3 to A2. In February 2000, Moody's placed such debt rating under review for possible further downgrade. The Company does not believe that the August 1999 downgrade has had or should have a material adverse effect on the Company. However, the downgrade could result in increased cost to Enhance Financial for borrowing funds or otherwise raising capital. Similarly, any additional downgrade of senior long-term debt rating of Enhance Financial could increase the cost of borrowing funds or otherwise raising capital, or could make certain types of borrowings or capital unavailable to the Company, which could have a material adverse effect on the Company.

     The Company retained Morgan Stanley Dean Witter & Company in February to work with the Company to identify and review options to increase shareholder value. The Company has identified and is implementing initiatives to (1) explore opportunities to exit and realize value from its non-insurance businesses and
(2) explore opportunities that could maximize shareholder value for the entire Company.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

     As of March 31, 2000 there have been no material changes in the Company's market risk exposure as described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     A complaint was filed against Enhance Financial and Asset Guaranty on April 4, 2000 by Creditrust in the United States District Court for the District of Maryland. See Note 8 to Notes to Consolidated Financial Statements Periods Ended March 31, 2000 and 1999 (unaudited).

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 6.  Exhibits and reports on Form 8-K.

         (a)   Exhibits

               Exhibit 4.2.6. Fifth Amendment to the Credit Agreement, dated as of March 31, 2000, among the registrant, Fleet National Bank as lender, swingline bank and as agent for the Banks, and The Bank of New York, Bank One, NA (Main Office Chicago) (formerly known as The First National Bank of Chicago), and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders.

               Exhibit 27.    Financial data schedules.

         (b)   Reports on Form 8-K

               None.


                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000                      ENHANCE FINANCIAL SERVICES GROUP INC.


                                        By: /s/ Richard P. Lutenski
                                            ------------------------------------
                                            Richard P. Lutenski
                                            Executive Vice President (duly
                                            authorized officer) and Chief
                                            Financial Officer