Form 10-Q
period 2000-06-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 2000-08-14
CIK 881889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) 0F THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period from ___________ to

         --------------------------------------------------------------

                         Commission file number 1-10967

                      ENHANCE FINANCIAL SERVICES GROUP INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               New York 13-3333448
         --------------------------------------------------------------
            (State or other jurisdiction            (I.R.S. Employer
        of incorporation or organization)          Identification No.)

                  335 Madison Avenue, New York, New York 10017
         --------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 983-3100
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,157,107 shares of common stock, par value $.10 per share, as of August 9, 2000.

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      INDEX

                                                                         Page
                                                                         ----
PART I        FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - June 30, 2000 and
 December 31, 1999.....................................................     3

Consolidated Statements of Operations - Three months and six months
 ended June 30, 2000 and 1999 .........................................     4

Consolidated Statements of Shareholders' Equity - Six months ended
 June 30, 2000 and 1999................................................    5-6

Consolidated Statements of Cash Flows - Six months ended
 June 30, 2000 and 1999................................................     7

Notes to Consolidated Financial Statements ............................   8-14

Independent Accountants' Review Report.................................    15

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .....................................  16-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....   24

PART II OTHER INFORMATION

Item 1. Legal Proceedings..............................................   24

Item 4. Submission of Matter to a Vote of Security Holders.............   24

Item 6. Exhibits and reports on Form 8-K...............................   25

Signature .............................................................   25

Exhibit  4.2.6.   Sixth Amendment to the Credit Agreement, dated as of
                  May 30, 2000, among the registrant, Fleet National Bank as lender, swingline bank and as agent for the Banks, and The Bank of New York, Bank One, NA (Main Office Chicago) (formerly known as The First National Bank of Chicago), and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders

Exhibit 27        Financial data schedules

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)



                                                                                                JUNE 30, 2000     DECEMBER 31, 1999
                                                                                                --------------    ------------------
                                                                                                  (unaudited)
ASSETS
   Investments:
     Fixed maturities, held to maturity, at amortized cost (market value
       $165,181 and $181,474)                                                                      $   161,718    $   177,607
     Fixed maturities, available for sale, at market (amortized cost $811,764
       and $778,751)                                                                                   796,605        745,963
     Other invested assets                                                                              11,071         10,935
     Common stock, at market (cost $498)                                                                   839            839
     Short-term investments                                                                             55,984         34,657
                                                                                                   -----------    -----------
   Total Investments                                                                                 1,026,217        970,001

   Cash and cash equivalents                                                                             6,575          2,558
   Accrued interest receivable                                                                          18,020         18,977
   Investment in affiliates                                                                            135,948        108,001
   Premiums receivable                                                                                  13,490         22,959
   Furniture, fixtures and equipment                                                                    10,573         10,206
   Deferred policy acquisition costs                                                                   126,152        119,213
   Federal income taxes recoverable                                                                     13,288          6,713
   Prepaid federal income tax                                                                           24,709         24,797
   Deferred income taxes - net                                                                          59,173         68,587
   Prepaid reinsurance premiums                                                                          7,127          8,772
   Reinsurance recoverable on unpaid losses                                                                212          2,286
   Receivable from affiliates                                                                               36          1,170
   Goodwill                                                                                                 --         24,196
   Other assets                                                                                         80,958         65,496
                                                                                                   -----------    -----------
TOTAL ASSETS                                                                                       $ 1,522,478    $ 1,453,932
                                                                                                   ===========    ===========

LIABILITIES, DEFERRED CREDIT AND SHAREHOLDERS' EQUITY
LIABILITIES
   Losses and loss adjustment expenses                                                             $    66,451    $    51,970
   Reinsurance payable on paid losses and loss adjustment expenses                                       6,911          8,997
   Deferred premium revenue                                                                            359,256        346,088
   Accrued profit commissions                                                                            2,667          2,554
   Long-term debt                                                                                       75,000         75,000
   Short-term debt                                                                                     159,400        113,941
   Payable to affiliates                                                                                 3,168             --
   Accrued expenses and other liabilities                                                               41,443         41,078
                                                                                                   -----------    -----------
TOTAL LIABILITIES                                                                                      714,296        639,628
                                                                                                   -----------    -----------
DEFERRED CREDIT                                                                                        127,500        138,000
                                                                                                   -----------    -----------

SHAREHOLDERS' EQUITY
   Common stock-$.10 par value, Authorized-100,000,000 shares,
     issued-40,110,825 and 40,007,404 shares                                                             4,011          4,001
   Additional paid-in capital                                                                          254,218        253,109
   Retained earnings                                                                                   467,409        477,715
   Accumulated other comprehensive income                                                              (12,370)       (25,935)
   Treasury stock                                                                                      (32,586)       (32,586)
                                                                                                   -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                                                             680,682        676,304
TOTAL LIABILITIES, DEFERRED CREDIT AND SHAREHOLDERS' EQUITY                                        $ 1,522,478    $ 1,453,932
                                                                                                   ===========    ===========

            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (unaudited)



                                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                       JUNE 30,                JUNE 30,
                                                                                 ---------------------   ---------------------
                                                                                  2000         1999      2000          1999
                                                                                ---------    -------   -------     -----------

REVENUES
   Net premiums written                                                       $  36,013    $  34,944    $  70,161    $  64,430
   Increase in deferred premium revenue                                          (6,920)      (8,838)     (14,813)     (14,033)
                                                                              ---------    ---------    ---------    ---------
     Premiums earned                                                             29,093       26,106       55,348       50,397
   Net investment income                                                         15,396       13,934       30,933       27,488
   Net realized losses on sale of investments                                      (725)        (450)      (1,458)      (4,340)
   Assignment revenue                                                            (1,368)       8,004        9,876       16,306
   Other income                                                                   1,436        4,025        3,185        6,211
                                                                              ---------    ---------    ---------    ---------
     Total revenues                                                              43,832       51,619       97,884       96,062
                                                                              ---------    ---------    ---------    ---------

EXPENSES
   Losses and loss adjustment expenses                                           15,300        2,629       20,628        5,386
   Policy acquisition costs                                                      10,862        9,232       20,510       18,107
   Profit commissions                                                               576          442        1,007          556
   Other operating expenses - insurance                                           3,706        4,294        8,828        8,202
                            - non-insurance                                      48,543       15,002       64,103       26,418
                                                                              ---------    ---------    ---------    ---------
        Total expenses                                                           78,987       31,599      115,076       58,669
                                                                              ---------    ---------    ---------    ---------

(Loss) income from operations                                                   (35,155)      20,020      (17,192)      37,393
   Equity in net income/loss of affiliates                                       11,599        7,883       19,437       12,566
   Minority interest                                                                (11)          --          253           --
   Foreign currency losses                                                          (22)         (19)         (48)          (6)
   Interest expense                                                              (4,309)      (2,484)      (8,134)      (4,928)
                                                                              ---------    ---------    ---------    ---------
   (Loss) income before income taxes                                            (27,898)      25,400       (5,684)      45,025
   Income tax (benefit) expense                                                  (1,822)       1,905           44        3,377
                                                                              ---------    ---------    ---------    ---------
     Net (loss) income                                                        $ (26,076)   $  23,495    $  (5,728)   $  41,648
                                                                              =========    =========    =========    =========

Basic (loss) earnings per share                                               $   (0.68)   $    0.62    $   (0.15)   $    1.10
                                                                              =========    =========    =========    =========

Diluted (loss) earnings per share                                             $   (0.68)   $    0.60    $   (0.15)   $    1.07
                                                                              =========    =========    =========    =========

Basic weighted average shares outstanding                                        38,154       37,992       38,130       37,955
                                                                              =========    =========    =========    =========

Diluted weighted average shares outstanding                                      38,536       38,990       38,570       39,096
                                                                              =========    =========    =========    =========


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



                                                           OUTSTANDING COMMON
                                                                STOCK             TREASURY STOCK
                                                        ---------------------- -------------------

                                                                                                      ADDITIONAL
                                                                                                      PAID-IN
                                                          SHARES       AMOUNT    SHARES     AMOUNT     CAPITAL
                                                         ----------   -------   --------   --------   --------

Balance, December 31, 1998                               39,812,937    $3,981  1,950,794   $(32,586)   $249,851
    Comprehensive income:
      Net income for the period                                  --        --         --         --          --
      Unrealized foreign currency translation
         adjustment (net of tax of $613)                         --        --         --         --          --
      Unrealized losses during the period
        (net of tax of $11,852)                                  --        --         --         --          --
      Reclassification adjustment for realized losses
         included in net income (net of tax of $1,519)           --        --         --         --          --
    Total comprehensive income                                   --        --         --         --          --
    Dividends paid ($0.12 per share)                             --        --         --         --          --
    Exercise of stock options                               144,811        15         --         --       2,022
                                                        -----------  --------  ---------- ---------- ----------
Balance, June 30, 1999                                   39,957,748    $3,996   1,950,794  $(32,586)   $251,873
                                                        ============ ========= =========== ========== =========





                                                                        ACCUMULATED
                                                                 OTHER COMPREHENSIVE INCOME
                                                           ---------------------------------------
                                                                           FOREIGN
                                                                           CURRENCY   UNREALIZED
                                                             UNEARNED    TRANSLATION     GAINS    RETAINED
                                                           COMPENSATION   ADJUSTMENT   (LOSSES)   EARNINGS      TOTAL
                                                           ------------   ----------  ---------- ---------      ------

Balance, December 31, 1998                                        $(493)        $714     $22,965   $418,214    $662,646
    Comprehensive income:
      Net income for the period                                      --           --          --     41,648          --
      Unrealized foreign currency translation
         adjustment (net of tax of $613)                             --       (1,139)         --         --          --
      Unrealized losses during the period
        (net of tax of $11,852)                                      --           --     (22,011)        --          --
      Reclassification adjustment for realized losses
         included in net income (net of tax of $1,519)               --           --       2,821         --          --
    Total comprehensive income                                       --           --          --         --      21,319
    Dividends paid ($0.12 per share)                                 --           --          --     (4,558)     (4,558)
    Exercise of stock options                                        --           --          --         --       2,037
                                                           ------------ ------------ ----------- ---------- -----------
Balance, June 30, 1999                                            $(493)       $(425)     $3,775   $455,304    $681,444
                                                           ============ ============ =========== ========== ===========



            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                (In thousands except share and per share amounts)
                                   (unaudited)




                                                           OUTSTANDING COMMON
                                                                STOCK                TREASURY STOCK
                                                        ---------------------- ----------------------

                                                                                                      ADDITIONAL
                                                                                                      PAID-IN
                                                        SHARES       AMOUNT    SHARES      AMOUNT      CAPITAL
                                                        ------       ------    ------      ------      -------

Balance, December 31, 1999                               40,007,404    $4,001  1,950,794   $(32,586)  $253,109
    Comprehensive income:
      Net loss for the period                                    --        --         --         --         --
      Unrealized gains during the period
        (net of tax of $5,011)                                   --        --         --         --         --
      Reclassification adjustment for realized losses
         included in net income (net of tax $510)                --        --         --         --         --
    Total comprehensive income                                   --        --         --         --         --
    Dividends declared ($0.12 per share)                         --        --         --         --         --
    Exercise of stock options                               101,500        10         --         --      1,096
    Issuance of common shares                                 1,921        --         --         --         13
                                                        ----------- --------- ---------- ---------    --------
Balance, June 30, 2000                                   40,110,825    $4,011  1,950,794   $(32,586)  $254,218
                                                        ============ ========= =========  =========   ========



                                                                       ACCUMULATED
                                                                OTHER COMPREHENSIVE INCOME
                                                          ---------------------------------------
                                                                          FOREIGN
                                                                          CURRENCY   UNREALIZED
                                                            UNEARNED    TRANSLATION     GAINS    RETAINED
                                                          COMPENSATION   ADJUSTMENT   (LOSSES)   EARNINGS     TOTAL
                                                          ------------   ----------   --------   --------     -----
Balance, December 31, 1999                                       $(493)     $(2,207)   $(23,235)  $477,715   $676,304
    Comprehensive income:
      Net loss for the period                                       --           --          --     (5,728)        --
      Unrealized gains during the period
        (net of tax of $5,011)                                      --           --      12,617         --         --
      Reclassification adjustment for realized losses
         included in net income (net of tax $510)                   --           --         948         --         --
    Total comprehensive income                                      --           --          --         --      7,837
    Dividends declared ($0.12 per share)                            --           --          --     (4,578)    (4,578)
    Exercise of stock options                                       --           --          --         --      1,106
    Issuance of common shares                                       --           --          --         --         13
                                                           ----------- ------------  ----------  ---------  ---------
Balance, June 30, 2000                                           $(493)     $(2,207)    $(9,670)  $467,409   $680,682
                                                          ============ ============  ==========  =========  =========

            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)



                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
                                                                            2000                      1999
                                                                            ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                       $ (5,728)                 $ 41,648
 Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
  Depreciation and amortization, net                                       (2,137)                   (4,109)
  Write-off of goodwill                                                    22,051                        --
  Net realized losses                                                       1,458                     4,340
  Equity in net income/loss of affiliates                                 (19,437)                  (12,566)
  Change in assets and liabilities:
    Premiums and other receivables                                          9,469                     6,524
    Accrued interest receivable                                               957                    (2,550)
    Accrued expenses and other liabilities                                    365                    20,147
    Deferred policy acquisition costs                                      (6,939)                   (9,227)
    Deferred premium revenue, net                                          14,813                    14,033
    Accrued profit commissions                                                113                      (258)
    Losses and loss adjustment expenses, net                               14,469                     1,846
    Payable to (receivable from) affiliates                                 4,302                   (24,987)
    Receivable for securities                                                  --                    (1,967)
    Other assets                                                           (9,843)                  (30,862)
    Income taxes, net                                                     (11,639)                    6,377
                                                                          --------                  -------
Net cash provided by operating activities                                  12,274                     8,389
                                                                          --------                  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                        (2,445)                   (2,977)
 Proceeds from sales and maturities of investments                        204,301                   235,739
 Purchase of investments                                                 (218,263)                 (280,038)
 Purchase of partnership interests                                             --                   (13,720)
 (Purchases) sales of short-term investments, net                         (21,327)                   12,656
Purchase of other assets, net                                                (136)                       --
 Investment in affiliates                                                 (12,387)                   (2,497)
                                                                          --------                  -------
Net cash used in investing activities                                     (50,257)                  (50,837)
                                                                          --------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital stock                                                              1,119                     2,037
 Short-term debt                                                           45,459                    45,356
 Dividends paid                                                            (4,578)                   (4,558)
                                                                          --------                  -------
Net cash provided by financing activities                                  42,000                    42,835
                                                                          --------                  -------
Net change in cash and cash equivalents                                     4,017                       387
 Cash and cash equivalents, beginning of period                             2,558                     5,542
                                                                          --------                  -------
Cash and cash equivalents, end of period                                  $ 6,575                   $ 5,929
                                                                           =======                   =======


SUPPLEMENTAL DISCLOSURE OF CERTAIN NON-CASH TRANSACTIONS:                                        JUNE 30, 2000
                                                                                                 -------------
Sale of interest in investment in affiliate including accrued interest                           $  3,877
                                                                                                 ========
Consideration received - note receivable                                                         $  3,877
                                                                                                 ========



            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Rules and Regulations of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") of Enhance Financial Services Group Inc. ("Enhance Financial").

         The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and its subsidiaries (collectively the "Company"). The results of operations for the six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

         Enhance Financial retained Morgan Stanley Dean Witter & Company in February 2000 to work with the Company to identify and review strategic options to increase shareholder value. The Company has identified and is implementing initiatives to (1) explore opportunities to exit and realize value from its non-insurance businesses and (2) explore opportunities that could maximize shareholder value for the entire Company. Most prominent among these alternatives has been the solicitation of offers to acquire the entire Company or one or more of its component units. The Company is in the process of receiving and considering various such offers. The Company's accounting estimates and assumptions used in the preparation of its financial statements may be materially affected if the Company completes a transaction resulting from any of these alternatives.

         The project to review strategic options referenced above is, in part, an outgrowth of an August 1999 decision by Moody's Investor Service, Inc. ("Moody's") to downgrade the senior long term debt rating of Enhance Financial from Aa3 to A2 and the insurance financial strength rating of Enhance Financial's largest insurance subsidiary, Enhance Reinsurance Company ("Enhance Re"), from Aaa to Aa2. In February 2000, Moody's placed such debt and insurance financial strength ratings under review for possible further downgrade. It is possible that Moody's or the Company's other rating agencies may further downgrade Enhance Financial's long term debt rating and the financial strength rating of Enhance Re. See Note 13 of Notes to Consolidated Financial Statements in the 1999 Form 10-K for related issues and potential consequences as the foregoing may relate to the Company's reinsurance contracts. The Company is continuing to evaluate its alternatives relating to shareholder value as discussed above, and to address its ability to meet its debt obligations, commitments and fund its operations. See Notes 7 and 8 regarding issues related to two non-insurance subsidiaries of Enhance Financial. Pending completion of the review and actions related thereto, the financial flexibility of the Company is limited.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

2. DIVIDENDS DECLARED

         In the first six months of 2000, Enhance Financial declared and paid cash dividends of $.12 per share totaling $4,578,170.

         The net loss of $26.1 million for the second quarter required Enhance Financial to seek a waiver under its bank credit agreement, which its lenders have given written assurance will be forthcoming, to allow Enhance Financial to declare and pay a dividend to its shareholders for the third quarter.

3. COMMON STOCK

         During the first six months of 2000, Enhance Financial made no common stock purchases.

4. COMPREHENSIVE INCOME

         Comprehensive income (loss) for the three-months and six-months ended June 30, 2000 and 1999 is shown in the table below (in millions). Other comprehensive income consists of unrealized gains and losses on available for sale securities, foreign currency translation adjustments and unearned compensation.


                                                            THREE-MONTHS ENDED     SIX-MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------    ----------------
                                                              2000       1999       2000       1999
                                                             -------    -------    -------    -------
Net (loss) income                                          $   (26.1) $    23.5  $    (5.7) $    41.6
Other comprehensive income (loss):
(Decrease) increase in unrealized
   appreciation of investments                                   0.6      (24.9)      17.6      (33.9)
     Applicable income taxes                                    (0.9)       8.7       (5.0)      11.9
Reclassification adjustments for realized
   losses in net income                                          0.7        0.5        0.9        4.3
     Applicable income taxes                                    (0.2)      (0.2)      (0.6)      (1.5)
Foreign currency translation losses:                              --         --         --       (1.7)
     Applicable income taxes                                      --         --         --        0.6
                                                           ---------  ---------  ---------  ---------
Comprehensive (loss) income                                $   (25.9) $     7.6  $     7.8  $    21.3
                                                           =========  =========  =========  =========



5. INCOME TAXES

         The Company files a consolidated federal income tax return with its includable subsidiaries. Subject to the provisions of a tax sharing agreement, income tax allocation is based upon separate return calculations.The Company has not provided a deferred federal tax liability for the six-month periods ended June 30, 2000 and June 30, 1999 of $10.5 million and $9.1 million, respectively, for the tax benefits associated with the Company's investment in a portfolio of residual mortgage-backed securities because the tax law provides a means by which income tax benefits associated with this portfolio will not result in future tax obligations, and the Company intends to use such means.

         The Company's effective tax rate for the first six months of 2000 was 0.8% compared to 7.5% for the comparable period of 1999.

6. RECLASSIFICATIONS

         Certain of the 1999 amounts have been reclassified to conform to the current year presentation.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


7. SINGER ASSET FINANCE COMPANY, L.L.C. ("SINGER")/ENHANCE LIFE BENEFITS LLC ("ELB")

         As part of its review of strategic alternatives, the Company assessed the continuing value or impairment of goodwill recorded at approximately $22.1 million as of June 30, 2000, attributable to its wholly owned subsidiaries, Singer and ELB. The strategic analysis, which was performed by an investment-banking firm, established that there is negligible investor interest in purchasing these companies and that it is unlikely that the Company would recover at minimum its recorded goodwill. In conjunction with this assessment, the Company also completed a long-term cash flow analysis. Additionally, Singer and ELB have continued to incur losses and generate negative cash flows throughout the first half of 2000. Accordingly, the Company has determined that the entire recorded value of goodwill has been impaired and should be charged off in its entirety, which has been included in non-insurance operating expenses.

         The Company is finalizing a plan to wind down, sell or otherwise dispose of the Singer and ELB business activities, operations and assets while meeting Singer's and ELB's servicing and financial obligations. As the Company finalizes this plan, it expects to incur further restructuring charges in the third quarter of 2000.

         The Company is also analyzing and evaluating those of its obligations that may remain in the event of run-off. This process includes the analysis and evaluation of the fixed and contingent exposures of the Company, Singer, ELB and the Company non-consolidated subsidiaries' (i.e. trusts and other special purpose entities) under servicing agreements, debt obligations and credit agreements. In connection with a number of Singer's and ELB's securitizations, Enhance Financial has provided performance guarantees (in some cases with a direct performance obligation) to the respective lenders on behalf of Singer, ELB and related trusts, special purpose companies, etc. which were formed in conjunction with these securitizations. The guarantees relate to Singer's and ELB's roles as originator and/or servicer of the securitized assets. Additionally, Enhance Financial has provided other forms of programmatic support, including the down-stream funding of tax credits related to the securitization of assignable state lottery awards and the guarantee of certain interest rate swap transactions entered into in connection with a number of the securitizations and to hedge interest rate risk to assets in the pipeline. In addition, Enhance Financial has indemnified many of Singer's and ELB's lenders against non-credit-related losses resulting from a breach of Singer's or ELB's representation, warranty or covenant.

         The Company will be responsible for servicing, in some cases extending for 15 years or longer, permanently-financed securitized assets originated by Singer and ELB having an aggregate value of approximately $600 million and an additional $171 million currently placed in warehouse lines maturing before the end of 2000. In connection with Singer's lottery servicing obligations, the Company has at risk related cash liquidity reserves totaling $7.7 million at June 30, 2000, which, while not pledged as credit support with respect to the assets, are at risk in the event of an uncured default by Singer or Enhance Financial.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

         The Company is obligated to fund federal and state tax credits related to lottery payments, which the Company either utilizes in connection with its tax obligations or for which the Company applies for refunds, through 2016 as follows (in millions):

                 YEAR                       TAX CREDITS
                 2000                      $25.2 ($13.0 funded through June 30)
                 2001                       25.2
                 2002                       24.5
                 2003                       23.0
                 2004                       21.7
                 Thereafter               $138.8

         At June 30, 2000, Enhance Financial has guaranteed Singer's performance under interest rate swap agreements with a notional amount of $40.0 million. The fair market value of these swaps was approximately $(217,000). Deferred hedge losses as of June 30, 2000 totaled approximately $660,000. Offsetting this liability was approximately $50.0 million of lottery receivables residing in the pipeline or in an off-balance sheet warehouse.

         At June 30, 2000, Singer had arranged for approximately $171 million of over-collateralized, debt financed through two off-balance sheet warehouse lines, secured by assets held by non-consolidated entities. The financings mature on December 29 and 30, 2000. Should the respective lenders elect not to renew the facilities, it will be necessary to refinance or sell the assets. In the event of default, the Company is exposed to the potential loss of its equity of approximately $15.4 million and the reversal of gains previously recognized of approximately $13.3 million. Additionally, if the Company reacquired these assets, such assets would be subject to current mark-to-market adjustments. Also, Singer had arranged for approximately $600 million of off-balance sheet collateralized permanent financing, secured by assets held by the non-consolidated entities.

         At June 30, 2000, Singer is obligated to purchase approximately $34 million of lottery assets and a smaller amount of structured settlements, which approximate market value and are substantially protected by hedge agreements.

         On August 10, 2000, the Company entered into a letter of intent with certain members of Singer's management for the sale of certain of Singer's off-balance sheet assets, including its pipeline of lottery and structured settlement transactions.


8. INVESTMENT IN NEW SUBSIDIARY

         In April 2000 the Company acquired a convertible preferred stock comprising a majority equity interest in Credit2B.com Inc. ("Credit2B"), a newly formed corporation, in return for cash and future capital commitments aggregating $14.0 million. As of June 30, 2000 the Company has funded $1.1 million of the $14.0 million commitment.

         Credit2B, which will facilitate business trade credit on the Internet, will integrate data, analytics, scoring, and financial alternatives so business-to-business exchanges and web sellers can approve transactions and offload risk in real time. Credit2B has entered into employment agreements with several of its officers, (including its President and Chief Executive Officer and its Chief Operating Officer), which provide base and incentive compensation of approximately $3.3 million per annum ($1.7 million of which is attributable to the aforementioned two officers). Each such agreement is cancelable upon 30 days notice by either party.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

         Enhance Financial currently intends to divest itself of its ownership of its stock in Credit2B prior to the end of 2000 and obtain value for Enhance Financial's shareholders. Accordingly, the Company at June 30, 2000 has accounted for its investment in Credit2B on the equity method of accounting notwithstanding that the Company's designees comprise a majority of the Credit2B board of directors resulting in the Company having effective voting control of Credit2B.

         Credit2B incurred a net loss for the period April 17, 2000 (inception) to June 30, 2000 of $532,000, of which the Company's share is $465,000.

         Set forth below is the condensed balance sheet of Credit2B as of June 30, 2000:

Total Assets                                                       $    914,780
                                                                   ============

Total Liabilities                                                  $    123,580
                                                                   ------------

Common stock                                                       $      6,051
Preferred stock                                                          41,500
Additional paid-in capital                                           14,156,490
Retained deficit                                                       (532,392)
                                                                   ------------
         Total                                                       13,671,649
Less Preferred Stock Subscription Receivable                        (12,860,773)
         Note receivable common stock                                   (19,676)
                                                                   ------------
         Total Shareholders' Equity                                     791,200
                                                                   ------------
Total Liabilities and Shareholders' Equity                         $    914,780
                                                                   ============



9. RESTRUCTURING AND SHUTDOWN EXPENSES

         In May 2000, the Company ceased operations of its New Products and Ventures Group ("NPV") and incurred $2.9 million for severance and related shutdown costs.

         The same month, the Company transferred all its equity interests in AGS Financial Group LLC ("AGS"), the entity that conducted a significant portion of the Company's South American operations, to its partners (who constituted senior management of the enterprise) for nominal consideration. In connection with such transaction, the Company recognized a loss of $1.3 million.

10.  LOSS RESERVE - CREDITRUST EXPOSURE

         The Company insured three securitization transactions in 1998 for special purpose subsidiaries of Creditrust Corporation ("Creditrust"), which has since filed for protection under the bankruptcy laws. In each case the Company insured notes issued by the special purpose vehicle and secured by pledges of receivables from pools of charged-off credit card obligations. The Company has concluded that the proceeds of the pledged receivables will likely be insufficient to satisfy the timely payment of the insured notes in two of those transactions and has, accordingly, established the indicated case-basis reserves aggregating $4.0 million of which $1.0 million has been charged to current earnings. In addition, the Company has received information alleging that certain of the data that Creditrust conveyed to the Company upon which the Company relied to gauge collection performance in the insured transactions for which reserves have been established had been altered and was therefore unreliable. Primarily as a result of these allegations, the Company has filed a motion in Creditrust's bankruptcy proceeding seeking the appointment of a trustee to manage Creditrust's affairs.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

         The Company believes the reserve amounts to be reasonable based on the information it currently has concerning the performance of the respective pools. The Company will continue to monitor these transactions closely for fluctuations in pool performance.


11.  SEGMENT REPORTING

         The Company has two reportable segments: insurance and asset-based businesses. The insurance segment provides credit-related insurance coverage to meet the needs of customers in a wide variety of domestic and international markets. The Company's largest insurance business is the provision of reinsurance to the monoline primary financial guaranty insurers for both municipal bonds and non-municipal obligations. The Company also provides trade credit reinsurance, financial responsibility bonds, excess-SIPC insurance and direct financial guaranty insurance. The asset-based businesses segment deals primarily with credit-based servicing and securitization of assets in underserved markets, in particular, the origination, purchase, servicing and securitization of special assets, including lottery awards, structured settlement payments, sub-performing/non-performing and seller financed residential mortgages and delinquent consumer assets. The Company's reportable segments are strategic business units, which are managed separately as each business requires different marketing and sales expertise.

         The Company evaluates performance based on net income. Summarized financial information concerning the Company's operating segments is presented in the following tables:

In thousands


                                                                                         JUNE 30, 2000
                                                                                         -------------

                                                                                  INSURANCE     ASSET-BASED      TOTAL
                                                                                  ---------     -----------      -----

Revenues from external customers                                                 $    57,183   $    11,226    $    68,409
Net investment income                                                                 30,651           282         30,933
Net income (loss)                                                                     26,245       (31,973)        (5,728)
Segment assets                                                                     1,070,586       451,892      1,522,478





                                                                                            JUNE 30, 1999
                                                                                            -------------
In thousands
                                                                                   INSURANCE    ASSET-BASED         TOTAL
                                                                                   ---------    -----------         -----
Revenues from external customers                                                 $    53,431   $    19,483    $    72,914
Net investment income                                                                 27,488            --         27,488
Net income                                                                            39,482         2,166         41,648
Segment assets                                                                     1,188,887       205,168      1,394,055


         The following are reconciliations of reportable segment revenues and profit to Enhance Financial's consolidated totals:

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)




In thousands                                                                      JUNE 30,
                                                                                  --------
                                                                               2000        1999
                                                                            --------    --------
REVENUES

Total revenues from external customers for reportable segments               $ 68,409    $ 72,914

Net investment income for reportable segments                                  30,933      27,488

Realized losses                                                                (1,458)     (4,340)
                                                                             --------    --------

     Total consolidated revenues                                             $ 97,884    $ 96,062
                                                                             ========    ========



12. LITIGATION

         Creditrust and its president filed a complaint against Enhance Financial and its wholly owned subsidiary, Asset Guaranty Insurance Company ("Asset Guaranty") on April 4, 2000 in the United States District Court for the District of Maryland alleging that a senior employee of Enhance Financial had posted messages on an internet message board containing derogatory, false, misleading, and/or confidential information regarding Creditrust, in violation of various state and federal common law and statutory duties. This alleged misconduct would have been unauthorized and contrary to Company policy. The employee identified in the lawsuit is no longer employed by the Company. Nonetheless, the complaint alleges that the message board activity was undertaken on behalf of the Company to further its competitive interests. Enhance Financial and Asset Guaranty have filed a motion to dismiss the complaint and await a ruling on the motion. Even if the motion is not granted, in whole or in part, the Company believes that Creditrust's claims against Enhance Financial and Asset Guaranty are not well founded and that the outcome of this litigation will not be material to the Company's business.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Enhance Financial Services Group Inc.
New York, NY 10017

We have reviewed the accompanying consolidated balance sheet of Enhance Financial Services Group Inc. and subsidiaries (the "Company") as of June 30, 2000, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP
New York, New York
August 14, 2000

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company divides its business operations into two reportable operating segments: insurance businesses and asset-based businesses.

         The insurance businesses of the Company, which are conducted through its subsidiaries Enhance Reinsurance Company ("Enhance Re") and Asset Guaranty Insurance Company ("Asset Guaranty" and collectively with Enhance Re, the "Insurance Subsidiaries"), include principally the reinsurance of financial guaranties of municipal and asset backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analyses of complex, asset-based risks. The Company's other insurance businesses involve the issuance of direct financial guaranties of smaller municipal debt obligations, trade credit reinsurance, financial institutions credit insurance (which includes excess-SIPC/excess-ICS and related type bonds) and financial responsibility bonds. Some of these other insurance businesses are conducted by Van-American Insurance Company ("Van-Am"), a Kentucky-domiciled insurer that writes reclamation bonds for the coal mining industry, and surety bonds covering the closure and post-closure obligations of landfill operators. The Company also provides surety and other credit-based insurance products through its 45% ownership of SBF Participacoes Ltda. ("SBF").

         The Company operates its asset-based businesses primarily through its consolidated subsidiaries, Singer Asset Finance Company, L.L.C. ("Singer") and Enhance Life Benefits LLC ("ELB"), and minority owned subsidiaries, Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), and Sherman Financial Group LLC ("Sherman"). The Company's asset-based businesses include the origination, purchase, servicing and/or securitization of special assets, including state lottery awards, structured settlement payments, and viatical settlements; sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-backed securities; and delinquent unsecured consumer assets. In May 2000 the Company divested its interest in AGS Financial LLC ("AGS"), resulting in a $1.3 million loss (included in non-insurance operating expenses). See Note 8 of Notes to Unaudited Financial Statements in this report for information about the formation by the Company of and its investment in Credit2B.com Inc. ("Credit2B")

         Enhance Financial retained Morgan Stanley Dean Witter & Company in February 2000 to work with the Company to identify and review strategic options to increase shareholder value. The Company has identified and is implementing initiatives to (1) explore opportunities to exit and realize value from its non-insurance businesses and (2) explore opportunities that could maximize shareholder value for the entire Company. Most prominent among these alternatives has been the solicitation of offers to acquire the entire Company or one or more of its component units of the Company. The Company is in the process of receiving and considering various such offers. The Company's accounting estimates and assumptions used in the preparation of its financial statements may be materially affected if the Company completes a transaction resulting from any of these alternatives.

         The project to review strategic options referenced above is, in part, an outgrowth of an August, 1999 decision by Moody's Investor Service, Inc. ("Moody's) to downgrade the senior long term debt rating of Enhance Financial from Aa3 to A2 and the insurance financial strength rating of Enhance Re from Aaa to Aa2. In February 2000, Moody's placed such debt and insurance financial strength ratings under review for possible further downgrade. It is possible that Moody's or the Company's other rating agencies may further downgrade Enhance Financial's long term debt rating and the financial strength rating of Enhance Re. See Note 13 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1999 for related issues and potential consequences as the foregoing may relate to the Company's reinsurance contracts. The Company is continuing to evaluate its alternatives relating to shareholder value as discussed above, and to address its ability to meet its debt obligations, commitments and fund its operations. See Notes 7 and 8 of Notes to Unaudited Financial Statements in this report

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

regarding issues related to two non-insurance subsidiaries of Enhance Financial. Pending completion of the review and actions related thereto, the financial flexibility of the Company is limited.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

         Interest rates increased between the second quarters of 1999 and 2000, reducing refundings of bonds in place and also the volume of new issues. In the second quarter of 2000, municipal new-issue volume was $51.5 billion, a decline of 1.9% from the same period in 1999. The insured portion of such new issues was 36.9% and 42.7% during the second quarters of 2000 and 1999, respectively. Total municipal bond refundings were $4.4 billion in the second quarter of 2000, approximately 8.6% of new-issue volume, down from 16.3% for the second quarter of 1999 due to higher interest rates.

         Gross premiums written in the second quarter of 2000 increased 4.3% to $36.6 million from $35.1 million in the same period in 1999.

         Net premiums written increased 3.2% to $36.0 million in the second quarter of 2000 from $34.9 million in the same period in 1999. A 39.3% growth in the direct financial guaranty premium, 28.3% increase in trade credit insurance and an 11.8% increase in municipal reinsurance offset the decrease in financial institutions and financial responsibility premiums.

         The following table shows net premiums written by line of business for the periods presented:



                                                                            2nd Quarter
-----------------------------------------------------------------------------------------------------------
Net Premiums Written
(dollars in millions)                                                     2000       1999  $ CHANGE  % CHANGE
---------------------                                                     ----       ----  --------  -------
Municipal Reinsurance                                                    $13.3      $11.9  $ 1.4     11.8%
Non-Municipal Reinsurance                                                  8.1        7.2    0.9     12.5
Direct Financial Guaranty                                                  7.8        5.6    2.2     39.3
Trade Credit                                                               6.8        5.3    1.5     28.3
Financial Responsibility                                                   0.1        0.3   (0.2)   (66.7)
Financial Institutions and Other                                          (0.1)       4.6   (4.7)  (102.2)
                                                                       -------    -------  -----   ------
Total                                                                    $36.0      $34.9  $ 1.1      3.2%
                                                                       =======    =======  =====   ======

         Net premiums earned grew 11.5% to $29.1 million in the second quarter of 2000 from $26.1 million in the second quarter of 1999. The growth in premiums earned is mainly attributable to the increase writings in the municipal and direct financial guaranty and non-municipal reinsurance. Earned premiums from refundings contributed $2.4 million (or 8.2%) of earned premiums in the second quarter of 2000 compared to $3.0 million (or 11.5%) in the same period in 1999. Deferred premium revenue, net of prepaid reinsurance premiums, grew to $352.1 million at June 30, 2000 from $337.3 million at December 31, 1999 and $322.2 at June 30, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following table shows net premiums earned by line of business for the periods presented:



                                              2nd Quarter
---------------------------------------------------------------------------------

  Net Premiums Earned
  (dollars in millions)                     2000       1999   $ CHANGE   % CHANGE
  ---------------------                     ----       ----   --------   --------

Municipal Reinsurance                       $   8.7   $   8.2   $  0.5       6.1%
Non-Municipal Reinsurance                       8.5       7.1      1.4      19.7
Direct Financial Guaranty                       3.1       2.8      0.3      10.7
Trade Credit                                    5.6       5.2      0.4       7.7
Financial Responsibility                        0.3       0.4     (0.1)    (25.0)
Financial Institutions and Other                2.9       2.4      0.5      20.8
                                            -------     -----     ----    ------
Total                                       $  29.1   $  26.1   $  3.0      11.5%
                                            =======     =====     ====    ======


         Net investment income increased 10.8% to $15.4 million in the second quarter of 2000 from $13.9 million in the same period in 1999. This increase resulted primarily from the growth in the Company's fixed maturities portfolio and short-term investments from $947.3 million at June 30, 1999 to $1,025.4 million at June 30, 2000. The investment yields on the Company's investment portfolio were 5.9% and 6.0% for the second quarters of 2000 and 1999, respectively. In addition, the Company realized $0.7 million of capital losses in the second quarter of 2000 compared with $0.5 million of capital losses in the second quarter of 1999.

         The Company recognized revenues from disposition of assignments, through securitization and other sales and other assignment revenues of $(1.4) million in the second quarter of 2000 compared to $8.0 million in the second quarter of 1999. The decrease in the second quarter compared to the prior period is attributable to mark-to-market adjustments of $9.3 million on retained interests of securitized assets held by non-consolidated subsidiaries.

         Incurred losses and loss adjustments expenses ("LAE") were $15.3 million in the second quarter of 2000 compared to $2.6 million for the same period of 1999. The increase is primarily due to incurred loss reserves on financial responsibility claims of $11.0 million, primarily from Van-Am, a trade credit line of business for $2.2 million and the Creditrust Corporation ("Creditrust") insurance exposure for $1.0 million. The increase in LAE from Van-Am followed a special reserve study completed during the second quarter of 2000 and reflects adverse developments in the quarter resulting in case reserve increases for specific bond coverage,

         The Company's insurance expense ratio was 52.1% in the second quarter of 2000 compared to 53.5% in the second quarter of 1999. The decrease in the insurance operating expense is due to a decrease in salaries (personnel reduction) as well as travel and entertainment expenses, partially offset by an increase in pension expenses.

         Non-insurance expenses increased to $48.5 million in the second quarter of 2000 from $15.0 million during the same period in 1999. This increase primarily reflects Singer related items including the write-off of goodwill of $22.1 million, $2.0 million for the recognition of a servicing liability and a $2.1 million employee arbitration award; termination costs for the Company's New Products and Ventures Group ("NPV") of $4.2 million (which consists of $1.2 million for NPV employee terminations, a $1.3 million loss on the sale of AGS and $1.7 million of restructuring-related payments to the current officers of Credit2B). The increase also includes expenses of the litigation involving Creditrust Corporation ("Creditrust") and an increase in pension, rent and other expenses. Policy acquisition costs ("PAC") were $10.9 million and $9.2 million for the second quarters of 2000 and 1999, respectively, representing 37.2% and 35.4% of earned premiums in those respective periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The Company realized income of $11.6 million from its investments in affiliates in the second quarter of 2000 compared to $7.9 million in the second quarter of 1999, primarily as a result of increased income from C-BASS.

         Interest expense totaled $4.3 million and $2.5 million in the second quarters of 2000 and 1999, respectively, reflecting the increase in the Company's short-term debt outstanding.

         The Company had a net tax benefit of 6.5% for the second quarter of 2000 versus an expense of 7.5% for the prior year. The Company incurred a taxable loss for the quarter and reduced its effective tax rate for the year in anticipation of lower taxable income.

         The Company had a net loss of $26.1 million in the second quarter of 2000 compared to net income of $23.5 million in the second quarter of 1999. Second quarter 2000 basic and diluted (loss) earnings per share were $(.68) and $(.68), respectively compared to $.62 and $.60, respectively in the second quarter of 1999. The decrease in net earnings is due to the increase in non-insurance expenses, loss and loss adjustments, higher policy acquisition costs and a decrease in assignment sales partially offset by an increase in earned premiums.

         The diluted weighted average shares outstanding during the second quarter of 2000 were 38.5 million compared to 39.0 million during the second quarter of 1999.

         Singer and ELB combined contributed net loss of $.99 per share in the second quarter of 2000 compared to a net loss of $.05 per share during the comparable period in 1999. C-BASS contributed $.30 per share to Enhance Financial's second quarter 2000 net income, compared to $.21 per share during the comparable period in 1999. Sherman had a $.00 per share loss, compared to $.01 per share loss during the comparable period in 1999. Credit2B had a $.01 per share loss in the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

         In the first six months of 2000, industry-wide municipal new-issue volume was $92.2 billion, a decline of 20.3% from the same period in 1999. The insured portion of such new issues was 38.8% and 47.0% during the first six months of 2000 and 1999, respectively. Total municipal bond refundings in the first six months of 2000 represented approximately 8.2% of new-issue volume, down from 20.4% for the first six months of 1999.

         The Company's gross premiums written in the first six months of 2000 increased 10.7% to $71.6 million compared with $64.7 million in the same period in 1999.

         Net premiums written increased 9.0% to $70.2 million in the first six months of 2000 from $64.4 million in the same period in 1999. Of the Company's net premiums written in the first six months of 2000, 30.9%, 22.8% and 46.3% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 35.4%, 21.6% and 43.0% during the same period in 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following table shows net premiums written by line of business for the periods presented:



                                                                               SIX-MONTHS
                                                                              ENDED JUNE 30,
--------------------------------------------------------------------------------------------------------------

Net Premiums Written
(dollars in millions)                                                         2000      1999  $ CHANGE  % CHANGE
---------------------                                                         ----      ----  --------  --------
Municipal Reinsurance                                                          $21.7   $22.8   $(1.1)   (4.8)%
Non-Municipal Reinsurance                                                       16.0    13.9     2.1    15.1
Direct Financial Guaranty                                                       16.5     9.6     6.9    71.9
Trade Credit                                                                    13.0    11.3     1.7    15.0
Financial Responsibility                                                         0.5     0.7    (0.2)  (28.6)
Financial Institutions and Other                                                 2.5     6.1    (3.6)  (59.0)
                                                                               -----   ----- -------   -----
Total                                                                          $70.2   $64.4    $5.8     9.0%
                                                                             =======   =======  =====    ====

         Earned premiums increased 9.7% to $55.3 million in the first six months of 2000 from $50.4 million in the first six months of 1999. Earned premiums from refundings contributed $4.6 million (or 8.3%) of earned premiums in the first six months of 2000 compared to $5.0 million (or 9.9%) in the same period in 1999.

         The following table shows net premiums earned by line of business for the periods presented:


                                                                                SIX-MONTHS
                                                                              ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------------

Net Premiums Earned
(dollars in millions)                                                         2000      1999   $ CHANGE  % CHANGE
---------------------                                                         ----      ----   --------- -------
Municipal Reinsurance                                                        $  16.6    $ 16.3  $ 0.3     1.9%
Non-Municipal Reinsurance                                                       15.5      12.8    2.7    21.1
Direct Financial Guaranty                                                        6.1       5.0    1.1    22.0
Trade Credit                                                                    10.8      10.2    0.6     5.9
Financial Responsibility                                                         0.6       0.9   (0.3)  (33.3)
Financial Institutions and Other                                                 5.7       5.2    0.5     9.6
                                                                           ---------   -------   ----    ----
Total                                                                        $  55.3    $ 50.4  $ 4.9     9.7%
                                                                           =========   =======   ====    ====



         Net investment income increased 12.4% to $30.9 million in the first six months of 2000 from $27.5 million in the same period in 1999. This increase resulted primarily from the growth in the Company's fixed-maturities portfolio and short-term investments from $947.3 million at June 30, 1999 to $1,025.4 million at June 30, 2000. The average yields on the Company's investment portfolio were 6.0% and 5.9% for the first six months of 2000 and 1999, respectively. In addition, the Company realized $1.5 million of capital losses in the first six months of 2000 compared with $4.3 million of capital losses in the first six months of 1999. The 1999 capital loss includes the recognition of a $4.7 million pre-tax write down of two asset-backed securities serviced by Commercial Financial Services, Inc.

         The Company recognized revenues from disposition of assignments, through securitization and other sales and other assignment revenues of $9.9 million in the first six months of 2000 compared to $16.3 million in the first six months of 1999. The decrease in the first six months of 2000 compared to the prior period is attributable to mark-to-market adjustments of $9.3 million on retained interests of securitized assets held by non-consolidated subsidiaries.

         Incurred losses and LAE were $20.6 million in the first six months of 2000 compared to $5.4 million for the same period of 1999. The increase is primarily due to higher loss reserves in financial responsibility claims primarily Van-Am of $12.3 million, trade credit losses of $4.3 million and the Creditrust exposure of $1.0 million. An increase in LAE of $11.0 million in respect of Van-Am in the second quarter of 2000 followed a special reserve study completed during the second quarter of 2000 and reflects adverse developments in the quarter resulting in case reserve increases for specific bond coverage,

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The Company's insurance expense ratio was 54.8% in the first six months of 2000 compared to 53.3% in the first six months of 1999.

         Non-insurance expenses increased to $64.1 million in the first six months of 2000 from $26.4 million during the same period in 1999. This increase primarily reflects Singer-related items, including write off of goodwill for $22.1 million, $2.0 million for the recognition of a servicing liability and $2.1 million relating to an employee arbitration award; NPV termination costs of $4.2 million, including a $1.3 million loss on the sale of AGS and $1.7 million of restructuring-related payments to the current officers of Credit2B.com Inc. The increase also includes expenses associated with the management of the Company's REMIC investment of $3.8 million compared to $0.6 million in 1999 and the expenses of the litigation involving Creditrust. PACs were $20.5 million and $18.1 million for the first six months of 2000 and 1999, respectively, representing 37.1% and 35.9% of earned premiums in those respective periods.

         The Company realized income of $19.4 million from its investments in affiliates in the first six months of 2000 compared to $12.6 million in the first six months of 1999. The increase is primarily attributed to equity in income earned from C-BASS of $19.5 million compared to $13.0 million received in 1999.

         Interest expense totaled $8.1 million and $4.9 million in the first six months of 2000 and 1999, respectively, reflecting the increase in the Company's short-term debt outstanding.

         The Company's effective tax rate for the first six months of 2000 was 0.8% compared to 7.5% for the same period of 1999. The Company incurred a taxable loss in the second quarter and reduced its effective tax rate for the year in anticipation of lower taxable income.

         The Company had a $5.7 million net loss for the first six months of 2000 compared to net income of $41.7 million in the first six months of 1999. Basic and diluted (loss) earnings per share were $(0.15) and $(0.15), respectively, in the first six months of 2000 compared to $1.10 and $1.07, respectively, for the same period of 1999.

         The diluted weighted average shares outstanding during the first six months of 2000 was 38.6 million compared to 39.1 million during the same period of 1999.

         The Company experienced net pre-tax unrealized gains of $17.6 million in its available-for-sale portfolio during the first six months of 2000. Such gains are directly attributable to a decrease in interest rates during such period. The Company does not believe it is possible to predict changes in interest rates or that the lower interest rates during such period are necessarily indicative of a trend.

         Singer and ELB combined contributed net loss of $.95 per share in the six months ended June 30, 2000 compared to a net loss of $.08 per share during the comparable period in 1999. C-BASS contributed $.51 per share to Enhance Financial's six-month 2000 net income, compared to $.33 per share during the comparable period in 1999. Sherman had a $.00 per share loss, compared to a $.04 per share loss during the comparable period in 1999. Credit2B had a $.01 per share loss in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As a holding company, Enhance Financial funds the payment of its operating expenses, principal and interest on its debt obligations, dividends to its shareholders and the repurchase of common stock primarily from dividends. Enhance Financial also manages cash flows associated with the Company's diversification activities and draws on its line of credit provided under the Credit Agreement (as defined below).

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Payments of dividends by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. During the first six months of 2000, Enhance Financial received $12.0 million in dividends from Enhance Re ($10.0 million) and Asset Guaranty ($2.0 million). As of June 30, 2000, the maximum amount of dividends that may be paid in the subsequent quarter ending September 30, 2000 from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities is $11.5 million.

         Payments of dividends by Enhance Financial to its shareholders are further restricted by the terms of the Credit Agreement. The net loss of $26.1 million for the second quarter required Enhance Financial to seek a waiver under the Credit Agreement, which its lenders have given written assurance will be forthcoming, to allow the Company to declare and pay a dividend to its shareholders for the third quarter. In the first six months of 2000, Enhance Financial declared and paid cash dividends of $.12 per share, aggregating $4.6 million.

         As of June 30, 2000, the statutory policyholders' surplus of Enhance Re and Asset Guaranty was $212.8 million and $86.7 million, respectively, compared to the minimum $68.4 million required by each under the Insurance Law and compared to $214.8 million and $90.6 million at December 31, 1999, respectively.

         The Company's cash flow provided by operations for the first six months of 2000 was $12.3 million compared to cash flow provided from operations of $8.4 million for the same period in 1999. The increase in cash flow provided from operations of $3.9 million for the same period in 1999 was primarily due to an increase in premium collections partially offset by increased commissions and interest payments. The carrying value of the Company's investment portfolio (total investments plus cash and cash equivalents) increased to $1,032.8 million at June 30, 2000 from $972.6 million at December 31, 1999 primarily as a result of the cash flows from operations and a decrease in unrealized losses.

         Enhance Financial is party to a credit agreement (as amended, the "Credit Agreement") with major commercial banks providing Enhance Financial with a borrowing facility aggregating up to $175.0 million, the proceeds of which are to be used for general corporate purposes. The outstanding principal balance under the Credit Agreement at June 30, 2000 is $159.0 million. The Credit Agreement requires that the net proceeds from sales of any of the Company's operating units or other assets be applied toward repayment of the outstanding balance thereunder.

         The Company and Mortgage Guaranty Insurance Company ("MGIC") each own 46% interests in C-BASS. The Company had contributed $55.5 million to C-BASS from its inception in 1996 through June 30, 2000 and expects that it will provide additional funding with MGIC on a pari passu basis with MGIC.

         The Company and MGIC each own 45.5% interests in Sherman. The Company has committed to contribute a total of $20.2 million to Sherman, of which $20.1 million has been contributed as of June 30, 2000, including $8.8 million in cash and the Company's contribution of the assets or equity in the subsidiaries of Alegis Group Inc. In May 1999, the Company guaranteed repayment by Sherman of up to 50% of the amount outstanding under a $50 million revolving credit facility that Sherman obtained from a major commercial bank. As of June 30, 2000, the outstanding principal balance under the facility was approximately $43.7 million, of which the Company has guaranteed $21.9 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Based on the cash flow of the Company in recent years, the Company's current financial condition and the Company's expectation as to its net premium written, the Company does not expect the dividends in 2000 from the Insurance Subsidiaries and other subsidiaries will provide adequate liquidity to enable Enhance Financial to meet its debt obligations, general overhead expenses, expenditures for capital improvements and other funding commitments. To address this concern in the short term, the Company increased available bank borrowings under the Credit Agreement and proposes to address the situation in the longer term, both for 2000 and thereafter, through the sale or other disposition of assets, a possible wind down of Singer and/or ELB, the divestiture of its ownership of its stock in Credit2B, and possibly additional capital market transactions. The success of this effort will depend on numerous factors, many beyond the Company's control, including general capital market conditions, interest rate environment, and insurance regulatory constraints, and there can be no assurance that the Company will be successful in resolving the situation in a manner that will not involve substantial expense, dilution to its shareholders and/or a restructuring of the Company.

         In August 1999, Moody's downgraded the senior long term debt rating for Enhance Financial from Aa3 to A2 and the insurance financial strength rating of Enhance Re from Aaa to Aa2. In February 2000, Moody's placed such debt and financial strength ratings under review for possible further downgrade. The Company does not believe that the August 1999 downgrade has had or should have a material adverse effect on the Company. However, the downgrade could result in increased cost to Enhance Financial for borrowing funds or otherwise raising capital. Similarly, any additional downgrade of senior long-term debt rating of Enhance Financial could increase the cost of borrowing funds or otherwise raising capital, or could make certain types of borrowings or capital unavailable to the Company, which could have a material adverse effect on the Company. Further, a downgrade of the current Moody's Aa2 rating of Enhance Re would have material input on that Company's ability to effectively compete in business.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

         As of June 30, 2000 there have been no material changes in the Company's market risk exposure as described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         In addition, at June 30, 2000 the Company has guaranteed Singer's performance under interest rate swap agreements with a notional amount of $40.0 million. At June 30, 2000, the fair market value of these swaps was approximately ($217,000). Deferred hedge losses as of June 30, 2000 totaled approximately $660,000. Offsetting this liability was approximately $50.0 million of lottery receivables residing in the pipeline or in an off-balance sheet warehouse.

         Based on market values and prevailing interest rates as of June 30, 2000, a hypothetical instantaneous increase (or decrease) in rates of 100 basis points would produce an after-tax decrease (or increase) in the fair market value of these swaps of approximately $2.5 million, and would decrease (or increase) the deferred hedge losses by $2.5 million.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings.

         Creditrust and its president filed a complaint against Enhance Financial and Asset Guaranty on April 4, 2000 by Creditrust in the United States District Court for the District of Maryland. See Note 12 of the Notes to Unaudited Consolidated Financial Statements - Periods Ended June 30, 2000 and 1999.

ITEM 4. Submission of Matters to a Vote of Security Holders


         On June 1, 2000, the registrant held an annual meeting of shareholders, at which the shareholders voted as indicated on the following proposals:

(a)      The election of the following persons as directors:



              NAME                                              FOR             WITHHELD
              ----                                              ---             --------

         Daniel Gross                                     28,126,519               51,463
         Brenton W. Harries                               28,126,920               51,062
         David R. Markin                                  28,088,320               89,662
         Jay A. Novik                                     28,129,420               48,562
         Robert P. Saltzman                               28,129,420               48,562
         Wallace O. Sellers                               28,086,020               91,962
         Richard J. Shima                                 28,129,420               48,562
         Spencer R. Stuart                                28,127,020               50,962
         Allan R. Tessler                                 28,126,620               51,362
         Frieda K. Wallison                               28,129,320               48,662
         Jerry Wind                                       28,129,320               48,662




(b) The appointment of Deloitte & Touche LLP as the registrant's outside auditor for fiscal year 2000 was ratified by a vote of 28,172,482 in favor, 4,900 against and 600 abstaining.

ITEM 6.  Exhibits and reports on Form 8-K


         (a)      Exhibits

                  Exhibit 4.2.6. Sixth Amendment to the Credit Agreement, dated as of May 30, 2000, among the registrant, Fleet National Bank as lender, swingline bank and as agent for the Banks, and The Bank of New York, Bank One, NA (Main Office Chicago) (formerly known as The First National Bank of Chicago), and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders

                  Exhibit  27. Financial data schedules.

         (b)      Reports on Form 8-K

                  None.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                           By: /s/ RICHARD P. LUTENSKI
                                               ---------------------------------
                                               Richard P. Lutenski
                                               Executive Vice President (duly
                                               authorized officer) and Chief
                                               Financial Officer