Form 10-K/A
period 1999-12-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 2000-09-20
CIK 881889

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

         In April 1999, the Company purchased for a net purchase price of $9.3 million a portfolio of approximately 500 residential mortgage-backed securities that consist of residual interests in real estate mortgage investment conduits ("REMICs"). The transaction was structured by C-BASS, which also manages and services the portfolio for the Company. The transaction is expected to produce pre-tax economic profits over the life of the acquired portfolio, which is anticipated to be for a period of eight to ten years. Additionally, the transaction will provide benefits that will result in a lowering of the Company's effective income tax rate in 1999 and beyond. For the period from acquisition of the portfolio in April 1999 through December 31, 1999, the Company recognized $1.4 million of investment income related to the portfolio and $14.4 million of tax benefits. The Company anticipates recognizing approximately $150.0 million ($138.0 million at December 31, 1999) of tax benefits over the life of the portfolio. The Company currently expects that it will continue to receive tax benefits from the portfolio at a level comparable to the current year at least through 2001 and will receive some additional tax benefits over a period of six to eight years thereafter. However, the amount of pre-tax economic profits and tax benefits recognized from year to year may vary significantly depending on factors relating to the portfolio, some of which are outside the control of the Company.

         At December 31, 1999, the Company did not record a deferred federal income tax liability of $14.4 million for tax losses of $41.4 million associated with the portfolio because the tax law provides a means, through the use of a particular tax strategy which the Company intends to use, by which income tax benefits associated with this portfolio will not result in future tax obligations. The tax strategy involves numerous assumptions and requires that certain steps occur in a specific order. Although the Company believes that the assumptions are reasonable and that the Company can cause the required steps to occur in the proper order, certain of the assumptions and steps are outside the control of the Company and therefore there is no assurance that all the assumptions will be satisfied or all of the steps will occur in the proper order. In addition, this tax strategy is based on current law and there is no assurance that new laws, regulations or court decisions will not be enacted or occur that render the tax strategy ineffective. If (i) the Company were to dispose of the portfolio other than in accordance with its currently anticipated tax strategy, (ii) the Company were to determine that the Company would be unable or it would be unadvisable to utilize the tax strategy, (iii) current tax law were to change, or (iv) there were an unfavorable determination by the IRS regarding the Company's tax strategy, the Company may be required to record a deferred federal income tax liability for, and/or recapture all or a significant portion of, the tax losses associated with the portfolio that the Company previously recognized ($14.4 million as of December 31, 1999).

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

         The Company's effective tax rate was 1.2% for 1999 compared to 26.9% in 1998. The 1999 tax rate is reflective of the April 1999 purchase of a portfolio of residential mortgage-backed securities that consist of residual interests in real estate mortgage investment conduits ("REMICs"). For the period ended December 31, 1999, the Company realized $14.4 million of tax benefits from the portfolio of REMIC residual interests. With respect to the acquired tax benefits, as of December 31, 1999, the Company has recorded a $138.0 million deferred tax asset and a related deferred credit. The deferred tax asset is reduced and the deferred credit is amortized to income (as a reduction of current tax expense) as the tax benefits are realized (approximately $14.4 million for the year ended December 31, 1999). In addition, for the period from the acquisition of the portfolio in April 1999 through December 31, 1999, the Company has realized $1.4 million of investment income from the portfolio. At December 31, 1999, the Company did not record a deferred federal income tax liability of $14.4 million for tax losses of $41.4 million associated with the portfolio because the tax law provides a means, through the use of a particular tax strategy which the Company intends to use, by which income tax benefits associated with this portfolio will not result in future tax obligations. The tax strategy involves numerous assumptions and requires that certain steps occur in a specific order. Although the Company believes that the assumptions are reasonable and that the Company can cause the required steps to occur in the proper order, certain of the assumptions and steps are outside the control of the Company and therefore there is no assurance that all the assumptions will be satisfied or all of the steps will occur in the proper order. In addition, this tax strategy is based on current law and there is no assurance that new laws, regulations or court decisions will not be enacted or occur and render the tax strategy ineffective. If (i) the Company were to dispose of the portfolio other than in accordance with its currently anticipated tax strategy, (ii) the Company were to determine that the Company would be unable or it would be unadvisable to utilize the tax strategy, (iii) current tax law were to change, or (iv) there were an unfavorable determination by the IRS regarding the Company's tax strategy, the Company may be required to record a deferred federal income tax liability for and/or recapture all or a significant portion of the tax losses associated with the portfolio that the Company previously recognized ($14.4 million as of December 31, 1999).

         The acquisition of the portfolio is expected to provide benefits that will result in a lowering of the Company's effective tax rate through at least 2001. See Note 6 of Notes to Consolidated Financial Statements.

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

On April 8, 1999, the Company completed a $13.7 million purchase of a portfolio of approximately 500 residential mortgage-backed securities consisting of residual interests in real estate mortgage investment conduits ("REMICs") (classified as Investments - Other Invested Assets). Post-closing adjustments subsequently reduced the net purchase price to $9.4 million. The transaction was structured by C-BASS, which will also manage and service the portfolio for the Company. The purchase price was financed by a short-term credit facility with an initial principal balance of $10.3 million. As of December 31, 1999, the outstanding balance of that credit facility was $3.9 million. The transaction is expected to produce pre-tax economic profits over the life of the acquired portfolio, which is anticipated to be eight to ten years and to provide tax benefits that are expected to lower the Company's effective tax rate in 1999 and beyond. The Company currently expects that it will continue to receive tax benefits from the portfolio at a level comparable to the current year at least through 2001 and will receive some additional tax benefits over a period of six to eight years thereafter. However, the amount of pre-tax economic profits and tax benefits recognized from year to year may vary significantly depending on a variety of factors relating to the portfolio, some of which are outside the control of the Company.

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

With respect to the acquired tax benefits, at December 31, 1999, the Company has recorded a $138.0 million deferred tax assets and a related deferred credit. The deferred tax asset is reduced and the deferred credit is amortized to income (as a reduction of current tax expense) as the tax benefits are realized (approximately $14.4 million for the year ended December 31, 1999). In addition, for the period from the acquisition of the portfolio in April 1999 through December 31, 1999, the Company has realized $1.4 million of investment income from the portfolio. The tax benefits result from the fact that, under the Internal Revenue Code (the "IRC"), the uniform yield to maturity method of recognizing interest income and expense on debt instruments generally causes a REMIC to recognize interest income with respect to its assets more rapidly than it recognizes interest expense with respect to its regular interests. This mismatching of interest income and expense generally results in the REMIC producing significant taxable income for the holder of the residual interest in its early years, followed by a corresponding amount of tax losses (which are deductible by the holder of the residual interest) in later years. The Company's tax benefits from the portfolio consists of the tax losses generated by the REMICs, which offset taxable income of the REMICs which was previously allocated to a prior owner of the portfolio.

At December 31, 1999, the Company did not record a deferred federal income tax liability of $14.4 million for tax losses of $41.4 million associated with the portfolio because the tax law provides a means, through the use of a particular tax strategy which the Company intends to use, by which income tax benefits associated with this portfolio will not result in future tax obligations. The tax strategy involves numerous assumptions and requires that certain steps occur in a specific order. Although the Company believes that the assumptions are reasonable and that the Company can cause the required steps to occur in the proper order, certain of the assumptions and steps are outside the control of the Company and therefore there is no assurance that all the assumptions will be satisfied or all of the steps will occur in the proper order. In addition, this tax strategy is based on current law and there is no assurance that new laws, regulations or court decisions will not be enacted or occur that render the tax strategy ineffective. If (i) the Company were to dispose of the portfolio other than in accordance with its currently anticipated tax strategy, (ii) the Company were to determine that the Company would be unable or it would be unadvisable to utilize the tax strategy, (iii) current tax law were to change, or (iv) there were an unfavorable determination by the IRS regarding the Company's tax strategy, the Company may be required to record a deferred federal income tax liability for and/or recapture all or a significant portion of the tax losses associated with the portfolio that the Company previously recognized ($14.4 million as of December 31, 1999).

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 20, 2000.

                                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      By: /s/ DANIEL GROSS
                                          ---------------------------------
                                          Daniel Gross
                                          President and Chief Executive Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on September 20, 2000 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



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

                                                  *
                                          ---------------------------------
                                          Brenton W. Harries
                                          Director


                                                  *
                                          ---------------------------------
                                          David R. Markin
                                          Director


                                                  *
                                          ---------------------------------
                                          Jay A. Novik
                                          Director


                                                  *
                                          ---------------------------------
                                          Wallace O. Sellers
                                          Director


                                                  *
                                          ---------------------------------
                                          Richard J. Shima
                                          Director


                                                  *
                                          ---------------------------------
                                          Robert P. Saltzman
                                          Director


                                                  *
                                          ---------------------------------
                                          Spencer R. Stuart
                                          Director


                                                  *
                                          ---------------------------------
                                          Allan R. Tessler
                                          Director


                                                  *
                                          ---------------------------------
                                          Frieda K. Wallison
                                          Director


                                                  *
                                          ---------------------------------
                                          Jerry Wind
                                          Director


                                          *By: /s/ Samuel Bergman
                                               ------------------
                                               Samuel Bergman
                                               Attorney-in-Fact

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