Form 10-Q/A
period 2000-03-31
ENHANCE FINANCIAL SERVICES GROUP INC
filed 2000-09-20
CIK 881889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Exhibit 15. Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     PERIODS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


5.   INCOME TAXES

     The Company files a consolidated federal income tax return with its includable subsidiaries. Subject to the provisions of a tax sharing agreement, income tax allocation is based upon separate return calculations. The Company has not recorded a deferred federal income tax liability for the three-month period ended March 31, 2000 of $5.2 million for the tax benefits associated with the Company's investment in a portfolio of residual mortgage-backed securities that consist of residual interests in real estate mortgage investment conduits ("REMICs"), which was acquired during the second quarter of 1999, because the Company believes that, through the use of a tax strategy, the tax law provides a means by which income tax benefits associated with this portfolio will not result in future tax obligations, and the Company intends to use such means. For the quarter ended March 31, 2000, the Company realized $5.2 million of tax benefits from the portfolio of REMICs and $0.3 million of investment income from the portfolio.

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

     For the three-month period ended March 31, 2000, the Company realized $5.2 million of tax benefits from the portfolio of residential mortgage-backed securities that consist of residual interests in real estate mortgage investment conduits ("REMICs") acquired in April 1999. With respect to the acquired tax benefits, as of March 31, 2000, the Company has recorded a $132.8 million deferred tax asset and a related deferred credit. The deferred tax asset is reduced and the deferred credit is amortized to income (as a reduction of current tax expense) as the tax benefits are realized (approximately $5.2 million for the three-month period ended March 31, 2000). In addition, for the three-month period ended March 31, 2000, the Company realized $0.3 million of investment income from the portfolio. At March 31, 2000, the Company did not record a deferred federal income tax liability of $5.2 million for tax losses of $15.0 million associated with the portfolio because the tax law provides a means, through the use of a particular tax strategy which the Company intends to use, by which income tax benefits associated with this portfolio will not result in future tax obligations. The tax strategy involves numerous assumptions and requires that certain steps occur in a specific order. Although the Company believes that the assumptions are reasonable and that the Company can cause the required steps to occur in the proper order, certain of the assumptions and steps are outside the control of the Company and therefore there is no assurance that all the assumptions will be satisfied or all of the steps will occur in the proper order. In addition, this tax strategy is based on current law and there is no assurance that new laws, regulations or court decisions will not be enacted or occur that render the tax strategy ineffective. If (i) the Company were to dispose of the portfolio other than in accordance with its currently anticipated tax strategy, (ii) the Company were to determine that the Company would be unable or it would be unadvisable to utilize the tax strategy, (iii) current tax law were to change, or (iv) there were an unfavorable determination by the IRS regarding the Company's tax strategy, the Company may be required to record a deferred federal income tax liability for and/or recapture all or a significant portion of the tax losses associated with the portfolio that the Company previously recognized (an aggregate of $19.6 million as of March 31, 2000).

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

               Exhibit 15. Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

               Exhibit 27.    Financial data schedules.

         (b)   Reports on Form 8-K

               None.


                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 20, 2000                ENHANCE FINANCIAL SERVICES GROUP INC.


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