Form 10-Q/A
period 2000-06-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 2000-09-20
CIK 881889

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
                  May 30, 2000, among the registrant, Fleet National Bank as lender, swingline bank and as agent for the Banks, and The Bank of New York, Bank One, NA (Main Office Chicago) (formerly known as The First National Bank of Chicago), and Deutsche Bank AG, New York and/or Cayman Island Branches, as lenders

Exhibit 15 Letter from Deloitte & Touche LLP regarding unaudited interim financial information

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



                                                           OUTSTANDING COMMON
                                                                STOCK             TREASURY STOCK
                                                        ---------------------- -------------------

                                                                                                      ADDITIONAL
                                                                                                      PAID-IN
                                                          SHARES       AMOUNT    SHARES     AMOUNT     CAPITAL
                                                         ----------   -------   --------   --------   --------

Balance, December 31, 1998                               39,812,937    $3,981  1,950,794   $(32,586)   $249,851
    Comprehensive income:
      Net income for the period                                  --        --         --         --          --
      Unrealized foreign currency translation
         adjustment (net of tax of $613)                         --        --         --         --          --
      Unrealized losses during the period
        (net of tax of $11,852)                                  --        --         --         --          --
      Reclassification adjustment for realized losses
         included in net income (net of tax of $1,519)           --        --         --         --          --
    Total comprehensive income                                   --        --         --         --          --
    Dividends paid ($0.12 per share)                             --        --         --         --          --
    Exercise of stock options                               144,811        15         --         --       2,022
                                                        -----------  --------  ---------- ---------- ----------
Balance, June 30, 1999                                   39,957,748    $3,996  1,950,794   $(32,586)   $251,873
                                                        ============ ========= ========== ========== ==========





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


                                                            THREE-MONTHS ENDED     SIX-MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------    ----------------
                                                              2000       1999       2000       1999
                                                             -------    -------    -------    -------
Net (loss) income                                          $   (26.1) $    23.5  $    (5.7) $    41.6
Other comprehensive income (loss):
(Decrease) increase in unrealized
   appreciation of investments                                   0.6      (24.9)      17.6      (33.9)
     Applicable income taxes                                    (0.9)       8.7       (5.0)      11.9
Reclassification adjustments for realized
   losses in net income                                          0.7        0.5        1.5        4.3
     Applicable income taxes                                    (0.2)      (0.2)      (0.6)      (1.5)
Foreign currency translation losses:                              --         --         --       (1.7)
     Applicable income taxes                                      --         --         --        0.6
                                                           ---------  ---------  ---------  ---------
Comprehensive (loss) income                                $   (25.9) $     7.6  $     7.8  $    21.3
                                                           =========  =========  =========  =========



5. INCOME TAXES

         The Company files a consolidated federal income tax return with its includable subsidiaries. Subject to the provisions of a tax sharing agreement, income tax allocation is based upon separate return calculations. The Company has not recorded a deferred federal tax liability for the six-month periods ended June 30, 2000 and June 30, 1999 of $10.4 million and $9.1 million, respectively, for the tax benefits associated with the Company's investment in a portfolio of residual mortgage-backed securities that consist of residual interests in real estate mortgage investments conduits ("REMICs") acquired in April 1999 because the Company believes that, through the use of a tax strategy, the tax law provides a means by which income tax benefits associated with this portfolio will not result in future tax obligations, and the Company intends to use such means. For the six month period ended June 30, 2000, the Company realized $10.4 million of tax benefits from the portfolio of REMICs and $0.3 million of investment income from the portfolio.

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

         The project to review strategic options referenced above is, in part, an outgrowth of an August, 1999 decision by Moody's Investor Service, Inc. ("Moody's) to downgrade the senior long term debt rating of Enhance Financial from Aa3 to A2 and the insurance financial strength rating of Enhance Re from Aaa to Aa2. In February 2000, Moody's placed such debt and insurance financial strength ratings under review for possible further downgrade. It is possible that Moody's or the Company's other rating agencies may further downgrade Enhance Financial's long term debt rating and the financial strength rating of Enhance Re. See Note 13 of Notes to Consolidated Financial Statements in Enhance Financial's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") for related issues and potential consequences as the foregoing may relate to the Company's reinsurance contracts. The Company is continuing to evaluate its alternatives relating to shareholder value as discussed above, and to address its ability to meet its debt obligations, commitments and fund its operations. See
Notes 7 and 8 of Notes to Unaudited Financial Statements in this report

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

regarding issues related to two non-insurance subsidiaries of Enhance Financial. Pending completion of the review and actions related thereto, the financial flexibility of the Company is limited.

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

         The Company had a net tax benefit of 6.5% for the second quarter of 2000 versus an expense of 7.5% for the prior year. The Company incurred a taxable loss for the quarter and reduced its effective tax rate for the year in anticipation of lower taxable income. The effective tax rate is reflective of the April 1999 purchase of a portfolio of residential mortgage-backed securities that consist of residual interests in real estate mortgage investment conduits ("REMICs"), which is expected to provide tax benefits that will result in a lowering of the Company's effective tax rate through at least 2001. For the three-month period ended June 30, 2000, the Company realized $5.2 million of tax benefits from the portfolio of REMICs, compared with $9.1 million for the same period in 1999. With respect to the acquired tax benefits, as of June 30, 2000, the Company has recorded a $127.5 million deferred tax asset and a related deferred credit; no such deferred credit was recorded as of June 30, 1999. The deferred tax asset is reduced and the deferred credit is amortized to income (as a reduction of current tax expense) as the tax benefits are realized (approximately $5.2 million for the three-month period ended June 30, 2000). In addition, for the three-month period ended June 30, 2000, the Company realized no investment income from the portfolio, compared with $0.3 million of investment income for the same period in 1999. At June 30, 2000, the Company did not record a deferred federal income tax liability of $10.4 million for tax losses of $30.0 million associated with the portfolio because the tax law provides a means, through the use of a particular tax strategy which the Company intends to use, by which income tax benefits associated with this portfolio will not result in future tax obligations. The tax strategy involves numerous assumptions and requires that certain steps occur in a specific order. Although the Company believes that the assumptions are reasonable and that the Company can cause the required steps to occur in the proper order, certain of the assumptions and steps are outside the control of the Company and therefore there is no assurance that all the assumptions will be satisfied or all of the steps will occur in the proper order. In addition, this tax strategy is based on current law and there is no assurance that new laws, regulations or court decisions will not be enacted or occur and render the tax strategy ineffective. If (i) the Company were to dispose of the portfolio other than in accordance with its currently anticipated tax strategy, (ii) the Company were to determine that the Company would be unable or it would be unadvisable to utilize the tax strategy, (iii) current tax law were to change, or (iv) there were an unfavorable determination by the IRS regarding the Company's tax strategy, the Company may be required to record a deferred federal income tax liability for and/or recapture all or a significant portion of the tax losses associated with the portfolio that the Company previously recognized (an aggregate of $24.8 million as of June 30, 2000). See Note 6 of Notes to Consolidated Financial Statements in the 1999 Form 10-K and Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in this report for additional information regarding the federal income tax effect of the portfolio on the Company.

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

         The Company's effective tax rate for the first six months of 2000 was 0.8% compared to 7.5% for the same period of 1999. The Company incurred a taxable loss in the second quarter and reduced its effective tax rate for the year in anticipation of lower taxable income. The effective tax rate is reflective of the April 1999 purchase of a portfolio of residential mortgage-backed securities, which is expected to provide tax benefits that will result in a lowering of the Company's effective tax rate through at least 2001. For the six-month period ended June 30, 2000, the Company realized $10.4 million of tax benefits from the portfolio of REMICs, compared with $9.1 million for the same period in 1999. With respect to the acquired tax benefits, as of June 30, 2000, the Company has recorded a $127.5 million deferred tax asset and a related deferred credit; no such deffered tax asset or deferred credit was recorded at June 30, 1999. The deferred tax asset is reduced and the deferred credit is amortized to income (as a reduction of current tax expense) as the tax benefits are realized (approximately $10.4 million for the six-month period ended June 30, 2000). In addition, for the six-month period ended June 30, 2000, the Company realized $0.3 million of investment income from the portfolio, compared with $0.3 million of investment income for the same period in 1999. At June 30, 2000, the Company did not record a deferred federal income tax liability of $10.4 million for tax losses of $30.0 million associated with the portfolio ($9.1 million for tax losses of $27.0 million at June 30, 1999) because the tax law provides a means, through the use of a particular tax strategy which the Company intends to use, by which income tax benefits associated with this portfolio will not result in future tax obligations. The tax strategy involves numerous assumptions and requires that certain steps occur in a specific order. Although the Company believes that the assumptions are reasonable and that the Company can cause the required steps to occur in the proper order, certain of the assumptions and steps are outside the control of the Company and therefore there is no assurance that all the assumptions will be satisfied or all of the steps will occur in the proper order. In addition, this tax strategy is based on current law and there is no assurance that new laws, regulations or court decisions will not be enacted or occur that render the tax strategy ineffective. If (i) the Company were to dispose of the portfolio other than in accordance with its currently anticipated tax strategy, (ii) the Company were to determine that the Company would be unable or it would be unadvisable to utilize the tax strategy, (iii) current tax law were to change, or (iv) there were an unfavorable determination by the IRS regarding the Company's tax strategy, the Company may be required to record a deferred federal income tax liability for and/or recapture all or a significant portion of the tax losses associated with the portfolio that the Company previously recognized (an aggregate of $24.8 million as of June 30, 2000). See Note 6 of Notes to Consolidated Financial Statements in the 1999 Form 10-K and Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in this report for additional information regarding the federal income tax effect of the portfolio on the Company.

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