Form 10-Q
period 2000-09-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 2000-11-20
CIK 881889

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) 0F THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,222,467 shares of common stock, par value $.10 per share, as of November 14, 2000.

                      ENHANCE FINANCIAL SERVICES GROUP INC.

                                      INDEX


                                                                                                        PAGE
PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 2000 and December 31, 1999 ...............................    3

Consolidated Statements of Income - Three months and nine months ended September 30, 2000
and 1999 .............................................................................................    4

Consolidated Statements of Shareholders' Equity - Nine months ended September 30, 2000 and 1999 ......  5-6

Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and 1999 ................    7


Notes to Consolidated Financial Statements ...........................................................  8-16

Independent Accountants' Review Report................................................................   17


Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................................................  18-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................   29

PART II OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................   29

Item 6. Exhibits and reports on Form 8-K...............................................................   29

Signature .............................................................................................   30


Exhibit 2 Agreement and Plan of Merger, dated November 13, 2000, among the registrant, Radian Group Inc. and GOLD Acquisition Corporation

Exhibit 10.10. Partnership Interest Purchase Agreement, dated September 28,
               2000, by and among the Registrant and Enhance C-BASS Residual Finance Corporation, as sellers, Credit-Based Asset Servicing and Securitization LLC, as an accommodating party, and Residential Funding Corporation and RFC Acquisition Corp., as purchasers.

Exhibit 15 Letter from Deloitte & Touche LLP regarding unaudited interim financial information

Exhibit 27     Financial data schedules

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)


                                                                             September 30, 2000   December 31, 1999
                                                                             ------------------   -----------------
                                                                                (unaudited)
ASSETS
   Investments:
     Fixed maturities, held to maturity, at amortized cost (market value
       $160,904 and $181,474)                                                   $   157,202           $   177,607
     Fixed maturities, available for sale, at market (amortized cost $819,406
       and $778,751)                                                                813,934               745,963
     Other invested assets                                                           11,055                10,935
     Common stock, at market (cost $498)                                                839                   839
     Short-term investments                                                          87,449                34,657
                                                                                -----------           -----------
   Total Investments                                                              1,070,479               970,001
   Cash and cash equivalents                                                          1,562                 2,558
   Accrued interest receivable                                                       13,694                18,977
   Investment in affiliates                                                         139,938               108,001
   Premiums receivable                                                               15,248                22,959
   Furniture, fixtures and equipment                                                  8,342                10,206
   Deferred policy acquisition costs                                                126,270               119,213
   Federal income taxes recoverable                                                   6,073                 6,713
   Prepaid federal income tax                                                        24,709                24,797
   Deferred income taxes - net                                                       67,634                68,587
   Prepaid reinsurance premiums                                                       6,663                 8,772
   Reinsurance recoverable on unpaid losses                                             264                 2,286
   Receivable from affiliates                                                         1,316                 1,170
   Goodwill                                                                              --                24,196
                                                                                -----------           -----------
   Other assets                                                                      71,440                65,496
                                                                                -----------           -----------
TOTAL ASSETS                                                                    $ 1,553,632           $ 1,453,932
                                                                                ===========           ===========

LIABILITIES, DEFERRED CREDIT AND SHAREHOLDERS' EQUITY
LIABILITIES
   Losses and loss adjustment expenses                                          $    66,087           $    51,970
   Reinsurance payable on paid losses and loss adjustment expenses                    6,797                 8,997
   Deferred premium revenue                                                         355,342               346,088
   Accrued profit commissions                                                         2,814                 2,554
   Long-term debt                                                                    75,000                75,000
   Short-term debt                                                                  174,382               113,941
   Payable to affiliates                                                              5,230                    --
   Accrued expenses and other liabilities                                            44,915                41,078
                                                                                -----------           -----------

TOTAL LIABILITIES                                                                   730,567               639,628
                                                                                -----------           -----------


DEFERRED CREDIT                                                                     122,250               138,000
                                                                                -----------           -----------

SHAREHOLDERS' EQUITY
   Common stock-$.10 par value, Authorized-100,000,000 shares,
     issued-40,158,025 and 40,007,404 shares                                          4,016                 4,001
   Additional paid-in capital                                                       254,763               253,109
   Retained earnings                                                                480,688               477,715
   Accumulated other comprehensive loss                                              (6,066)              (25,935)
   Treasury stock                                                                   (32,586)              (32,586)
                                                                                -----------           -----------

TOTAL SHAREHOLDERS' EQUITY                                                          700,815               676,304
                                                                                -----------           -----------
TOTAL LIABILITIES, DEFERRED CREDIT AND SHAREHOLDERS' EQUITY                     $ 1,553,632           $ 1,453,932
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

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)
                                   (unaudited)


                                                         Three Months Ended        Nine Months Ended
                                                           September 30,              September 30,
                                                           -------------              -------------
                                                         2000         1999         2000         1999
                                                         ----         ----         ----         ----
REVENUES
   Net premiums written                               $  22,551    $  28,928    $  92,712    $  93,358
   Decrease (increase) in deferred premium
     revenue                                              3,450       (4,031)     (11,363)     (18,064)
                                                      ---------    ---------    ---------    ---------
     Premiums earned                                     26,001       24,897       81,349       75,294
   Net investment income                                 16,344       15,274       47,277       42,762
   Net realized gains (losses) on sale of
     investments                                            101         (140)      (1,357)      (4,480)
   Assignment revenue                                      (751)      12,215        9,125       28,521
   Other income                                            (597)      (1,271)       2,588        4,940
                                                      ---------    ---------    ---------    ---------
     Total revenues                                      41,098       50,975      138,982      147,037
                                                      ---------    ---------    ---------    ---------

EXPENSES
   Losses and loss adjustment expenses                    2,071        3,837       22,699        9,223
   Policy acquisition costs                              10,617        8,915       31,127       27,022
   Profit commissions                                       230          155        1,237          711
   Other operating expenses - insurance                   5,233        3,912       14,061       12,114
                            - non-insurance              15,772       14,914       79,875       41,332
                                                      ---------    ---------    ---------    ---------
        Total expenses                                   33,923       31,733      148,999       90,402
                                                      ---------    ---------    ---------    ---------

Income (loss) from operations                             7,175       19,242      (10,017)      56,635
   Equity in net income of affiliates                     1,691        4,460       21,128       17,026
   Minority interest                                         --           --          253           --
   Foreign currency losses                                  (50)         (27)         (98)         (33)
   Interest expense                                      (4,168)      (3,070)     (12,302)      (7,998)
                                                      ---------    ---------    ---------    ---------
   Income (loss) before income taxes                      4,648       20,605       (1,036)      65,630
   Income tax (benefit) expense                         (10,924)      (1,790)     (10,880)       1,587
                                                      ---------    ---------    ---------    ---------
     Net income                                       $  15,572    $  22,395    $   9,844    $  64,043
                                                      =========    =========    =========    =========

Basic earnings per share                              $    0.41    $    0.59    $    0.26    $    1.69
                                                      =========    =========    =========    =========

Diluted earnings per share                            $    0.40    $    0.57    $    0.25    $    1.64
                                                      =========    =========    =========    =========

Basic weighted average shares outstanding                38,182       38,031       38,163       37,981
                                                      =========    =========    =========    =========

Diluted weighted average shares outstanding              38,782       39,027       38,659       39,074
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
                                   (unaudited)


                                                           Outstanding Common
                                                                  Stock                 Treasury Stock
                                                         -----------------------    ----------------------

                                                                                                              Additional
                                                                                                                Paid-in
                                                           Shares        Amount      Shares       Amount        Capital
                                                           ------        ------      ------       ------        -------
Balance, December 31, 1998                               39,812,937   $    3,981    1,950,794   $  (32,586)   $  249,851
    Comprehensive income:
      Net income for the period                                  --           --           --           --            --
      Unrealized foreign currency translation
         adjustment (net of tax of $625)                         --           --           --           --            --
      Unrealized losses during the period
        (net of tax of $19,324)                                  --           --           --           --            --
      Reclassification adjustment for realized losses
         included in net income (net of tax of $1,580)           --           --           --           --            --
    Total comprehensive income                                   --           --           --           --            --
    Dividends paid ($0.18 per share)                             --           --           --           --            --
    Exercise of stock options                               183,600           18           --           --         2,083
                                                         ==========   ==========   ==========   ==========    ==========

Balance, September 30, 1999                              39,996,537   $    3,999    1,950,794   $  (32,586)   $  251,934
                                                         ==========   ==========   ==========   ==========    ==========


                                                                         Accumulated
                                                                 Other Comprehensive Income
                                                          ---------------------------------------
                                                                         Foreign
                                                                         Currency     Unrealized
                                                            Unearned    Translation     Gains        Retained
                                                          Compensation  Adjustment     (Losses)      Earnings        Total
                                                          ------------  ----------     --------      --------        -----
Balance, December 31, 1998                                $     (493)   $      714    $   22,965    $  418,214    $  662,646
    Comprehensive income:
      Net income for the period                                   --            --            --        64,043            --
      Unrealized foreign currency translation
         adjustment (net of tax of $625)                          --        (1,161)           --            --            --
      Unrealized losses during the period
        (net of tax of $19,324)                                   --            --       (32,654)           --            --
      Reclassification adjustment for realized losses
         included in net income (net of tax of $1,580)            --            21         2,912            --            --
    Total comprehensive income                                    --            --            --            --        33,161
    Dividends paid ($0.18 per share)                              --            --            --        (6,840)       (6,840)
    Exercise of stock options                                     --            --            --            --         2,101
                                                          ==========    ==========    ==========    ==========    ==========

Balance, September 30, 1999                               $     (493)   $     (426)   $   (6,777)   $  475,417    $  691,068
                                                          ==========    ==========    ==========    ==========    ==========

            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                (In thousands except share and per share amounts)
                                   (unaudited)


                                                           Outstanding Common
                                                                Stock                  Treasury Stock
                                                        ----------------------     ----------------------

                                                                                                               Additional
                                                                                                                Paid-in
                                                          Shares       Amount       Shares        Amount        Capital
                                                          ------       ------       ------        ------        -------
Balance, December 31, 1999                              40,007,404   $    4,001    1,950,794   $  (32,586)    $  253,109
    Comprehensive income:
      Net income for the period                                 --           --           --           --             --
      Unrealized gains during the period
        (net of tax of $8,329)                                  --           --           --           --             --
      Reclassification adjustment for realized losses
         included in net income (net of tax $475)               --           --           --           --             --
    Total comprehensive income                                  --           --           --           --             --
    Dividends declared ($0.18 per share)                        --           --           --           --             --
    Exercise of stock options                              148,700           15           --           --          1,625
    Issuance of common shares                                1,921           --           --           --             29
                                                        ==========   ==========   ==========   ==========     ==========

Balance, September 30, 2000                             40,158,025   $    4,016    1,950,794   $  (32,586)    $  254,763
                                                        ==========   ==========   ==========   ==========     ==========


                                                                      Accumulated
                                                              Other Comprehensive Income
                                                        ---------------------------------------
                                                                       Foreign
                                                                       Currency      Unrealized
                                                          Unearned    Translation      Gains        Retained
                                                        Compensation   Adjustment     (Losses)      Earnings       Total
                                                        ------------   ----------     --------      --------       -----
Balance, December 31, 1999                              $     (493)   $   (2,207)   $  (23,235)   $  477,715    $  676,304
    Comprehensive income:
      Net income for the period                                 --            --            --         9,844            --
      Unrealized gains during the period
        (net of tax of $8,329)                                  --            --        18,987            --            --
      Reclassification adjustment for realized losses
         included in net income (net of tax $475)               --            --           882            --            --
    Total comprehensive income                                  --            --            --            --        29,713
    Dividends declared ($0.18 per share)                        --            --            --        (6,871)       (6,871)
    Exercise of stock options                                   --            --            --            --         1,640
    Issuance of common shares                                   --            --            --            --            29
                                                        ==========    ==========    ==========    ==========    ==========

Balance, September 30, 2000                             $     (493)   $   (2,207)   $   (3,366)   $  480,688    $  700,815
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

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                              2000         1999
                                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $   9,844    $  64,043
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization, net                                          (3,924)      (7,286)
  Write-off of goodwill                                                       22,051           --
  Net realized losses                                                          1,357        4,480
  Equity in net income of affiliates                                         (21,128)     (17,026)
  Loss on sale of assets                                                       1,390           --
  Change in assets and liabilities:
    Premiums and other receivables                                             7,711       11,541
    Accrued interest receivable                                                5,283       (1,648)
    Accrued expenses and other liabilities                                     1,544       23,019
    Deferred policy acquisition costs                                         (7,057)     (14,994)
    Deferred premium revenue, net                                             11,363       18,063
    Accrued profit commissions                                                   260         (128)
    Losses and loss adjustment expenses, net                                  13,940        4,334
    Payable to (receivable from) affiliates                                    5,084      (25,632)
    Payable for securities                                                        --       17,870
    Other assets                                                              (1,221)     (34,027)
    Income taxes, net                                                        (21,960)      (1,625)
                                                                           ---------    ---------
Net cash provided by operating activities                                     24,537       40,984
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                             (687)      (4,368)
 Proceeds from sales and maturities of investments                           251,585      273,968
 Purchase of investments                                                    (266,352)    (350,927)
 Purchase of partnership interests                                                --      (13,720)
 (Purchases) sales of short-term investments, net                            (52,793)       4,570
 Other, net                                                                     (119)          --
 Investment in affiliates                                                    (14,700)      (2,497)
                                                                           ---------    ---------
 Net cash used in investing activities                                       (83,066)     (92,974)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital stock                                                                 1,670        2,101
 Short-term debt                                                              60,441       51,660
 Dividends paid                                                               (4,578)      (4,557)
                                                                           ---------    ---------
Net cash provided by financing activities                                     57,533       49,204
                                                                           ---------    ---------
Net change in cash and cash equivalents                                         (996)      (2,786)
 Cash and cash equivalents, beginning of period                                2,558        5,542
                                                                           ---------    ---------
Cash and cash equivalents, end of period                                   $   1,562    $   2,756
                                                                                        =========


SUPPLEMENTAL DISCLOSURE OF CERTAIN NON-CASH TRANSACTIONS:                               September 30, 2000
                                                                                        ------------------
Sale of interest in investment in affiliate including accrued interest                  $  3,954
                                                                                        ========
Consideration received - note receivable                                                $  3,954
                                                                                        ========

            See notes to unaudited consolidated financial statements.

                      ENHANCE FINANCIAL SERVICES GROUP INC.
                                AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

1. BASIS OF PRESENTATION - MERGER AGREEMENT

         BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Rules and Regulations of the Securities and Exchange Commission and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 1999 (the "1999 Form 10-K/A") of Enhance Financial Services Group Inc. ("Enhance Financial").

         The accompanying unaudited consolidated financial statements have not been audited by independent auditors in accordance with generally accepted auditing standards. However, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations of Enhance Financial and its subsidiaries (collectively the "Company"). The results of operations for the nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

         Certain of the 1999 amounts have been reclassified to conform to the current period(s) presentation.


         MERGER AGREEMENT:

         On November 13, 2000, Enhance Financial and Radian Group Inc. ("Radian") entered into an agreement (the "Merger Agreement') providing for the merger (the "Merger") of Enhance Financial with a wholly owned subsidiary of Radian. The Merger Agreement provides for Enhance Financial shareholders at the effective time of the Merger to receive .22 share of Radian common stock for each share of Enhance Financial common stock owned by them. Consummation of the Merger is subject to the satisfaction by each party of several conditions, including the approval of Enhance Financial and Radian shareholders, for which special meetings of shareholders are to be called as soon as practicable.

         The board of directors voted unanimously at a meeting held November 12, 2000 to approve the Merger and to recommend its approval to shareholders. At that meeting, the board received the opinion of Morgan Stanley Dean Witter & Company ("Morgan Stanley") that the Merger price was fair to the Enhance Financial shareholders from an economic point of view.

         Enhance Financial's entry into the Merger Agreement was the culmination of its efforts, for which it had retained Morgan Stanley in February 2000 to assist it, to identify and review strategic options to increase shareholder value.

         Radian provides private mortgage insurance coverage in the United States on residential mortgage loans.

         The closing prices of Enhance Financial common stock and Radian common stock on November 13, 2000, the last trading day prior to the announcement of the execution of the Merger Agreement, were$13-13/16 and $64-3/16, respectively.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

         The Merger Agreement requires that Enhance Financial pay Radian a "break-up fee" of $20.0 million if the Enhance Financial board of directors withdraws its recommendation to shareholders that they approve the transaction, the shareholders fail to approve the transaction and the Company is sold to another party within twelve months thereafter (which fee increases to $25.0 million if the Company is sold to any of certain specified competitors of Radian). In addition, if Radian terminates the Merger Agreement for any of certain other specified reasons as permitted by the Merger Agreement, Radian will be entitled to reimbursement of its expenses in the transaction up to $5.0 million.

         On September 28, 2000, Enhance Financial and Residential Funding Corporation ("GMAC-RFC") had entered into an agreement providing for the sale to GMAC-RFC of Enhance Financial's wholly owned partnership (the "Partnership") which, in turn, holds a 46% interest in Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and REMIC interests in securitizations. Enhance Financial and GMAC-RFC are each permitted to terminate the agreement if Enhance Financial enters into another agreement providing for the sale by Enhance Financial of the Partnership (including through the sale of the Company as an entirety) to another party. Enhance Financial is required to pay GMAC-RFC a "break-up fee" of $4 million if either party tenders a notice of termination prior to consummation of the sale. Pursuant to the terms of the Merger Agreement, Enhance Financial is required to provide such notice prior to the consummation of the Merger.

         The Merger Agreement requires that, if the Merger fails to be consummated under certain circumstances, Radian will be required to purchase the Company's interest in C-BASS for a purchase price equal to 90% of the consideration to be paid by GMAC-RFC for the Partnership.

         The Merger Agreement was the result of the Company's efforts, commenced in February 2000, to identify and review strategic options to increase shareholder value. These efforts were, in turn, partly an outgrowth of a decision by Moody's Investor Service, Inc. ("Moody's) in August 1999 to downgrade the senior long term debt rating of Enhance Financial from Aa3 to A2 and the insurance financial strength rating of Enhance Financial's largest insurance subsidiary, Enhance Reinsurance Company ("Enhance Re"), from Aaa to Aa2. In February 2000, Moody's placed such debt and insurance financial strength ratings under review for possible further downgrade. It is possible that Moody's or the Company's other rating agencies may further downgrade Enhance Financial's long term debt rating and the financial strength rating of Enhance Re. See Note 13 of Notes to Consolidated Financial Statements in the 1999 Form 10-K/A for related issues and potential consequences as the foregoing may relate to the Company's reinsurance contracts. The Company is continuing to address its liquidity shortage, and its ability to meet its debt obligations and commitments pending consummation of the Merger. See Notes 7 and 8 regarding issues related to two non-insurance subsidiaries of Enhance Financial. Pending consummation of the Merger, the financial flexibility of the Company is limited.

2. DIVIDENDS DECLARED

         In the first nine months of 2000, Enhance Financial declared cash dividends of $.18 per share totaling $6,870,693. As a result of the net loss incurred in the second quarter 2000, the Company was prohibited by the terms of its bank credit agreement from declaring and paying a dividend to its shareholders for the third quarter 2000 and is similarly constrained with respect to a fourth quarter 2000 dividend. The dividend in the third quarter of $2,292,523 was accrued during the third quarter and subsequently paid in October 2000 after the Company obtained a waiver from its bank lenders therefor. However, the Company does not anticipate requesting a waiver from the bank lenders to pay a dividend to its shareholders for the fourth quarter 2000.

3. COMMON STOCK

         During the first nine months of 2000, Enhance Financial made no common stock purchases.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

4. COMPREHENSIVE INCOME

         Comprehensive income for the three months and nine months ended September 30, 2000 and 1999 is shown in the table below (in millions). Other comprehensive income consists of unrealized gains and losses on available for sale securities, foreign currency translation adjustments and unearned compensation.


                                          Three-months ended   Nine-months ended
                                             September 30,       September 30,
--------------------------------------------------------------------------------
                                              2000     1999     2000     1999
--------------------------------------------------------------------------------
Net income                                  $  15.5  $  22.4  $   9.8  $  64.0
Other comprehensive income:
Increase (decrease) in unrealized
   appreciation of investments                  9.7    (18.0)    27.3    (51.9)
     Applicable income taxes                   (3.3)     7.4     (8.3)    19.3
Reclassification adjustments for realized
   (gains) losses in net income                (0.1)     0.2      1.4      4.5
     Applicable income taxes                    0.1     (0.1)    (0.5)    (1.6)
Foreign currency translation losses:           --       --       --       (1.7)
     Applicable income taxes                   --       --       --        0.6
                                            ------------------------------------
Comprehensive income                        $  21.9  $  11.9  $  29.7  $  33.2
                                            ====================================


5. INCOME TAXES

         The Company files a consolidated federal income tax return with its includable subsidiaries. Subject to the provisions of a tax sharing agreement, income tax allocation is based upon separate return calculations.

         The Company has not recorded a deferred federal tax liability for the nine-month periods ended September 30, 2000 and September 30, 1999 of $10.5 million (aggregate $24.9 million for the nine months ended September 30, 2000 and $14.4 million for the nine months ended September 30, 1999), respectively, for the tax benefits associated with the Company's investment in a portfolio of residual mortgage-backed securities that consist of residual interests in real estate mortgage investment conduits ("REMICs") acquired in April 1999 because the Company believes that the tax law provides a means, through the use of a tax strategy, by which income tax benefits associated with this portfolio will not result in future tax obligations, and the Company intends to use such means.

         For the nine-month period ended September 30, 2000, the Company realized $10.5 million of tax benefits and $0.3 million of investment income from the portfolio of REMICs.

         For the nine-month period ended September 30, 2000, the Company realized tax benefits of $10.9 million on a loss of $1.0 million. The tax benefit includes $10.5 million realized from the REMICs. The effective tax rate would have been 36.7% excluding the REMIC benefit.

         For the comparable period of 1999, the Company had an effective tax rate of 2.4%, which included $14.4 million of tax benefits realized from REMICs. The effective rate would have been 24.4% excluding the REMIC benefit.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

         As discussed in Note 6 of Notes to Consolidated Financial Statements in the 1999 Form 10-K/A, one of the prior owners of the REMICs was audited by the Internal Revenue Service ("IRS") for taxable years during which such owner owned the REMICs. Upon completion of that audit, the IRS determined that certain tax strategies adopted by the prior owner with respect to the REMICs were improper and should be disallowed. The prior owner disputed the IRS's determination and filed suit in the United State Tax Court to overturn the IRS's audit adjustments relating to the REMICs. In August 2000, the prior owner and the IRS reached a settlement in their Tax Court litigation and the Tax Court entered a series of stipulated decisions regarding the settlement. The stipulated decisions appear to be a concession by the IRS of the incorrectness of its audit determination that certain tax strategies adopted by the prior owner with respect to the REMICs were improper and should be disallowed. After reviewing the stipulated decisions, the Company's counsel has advised the Company that, at the present time, it is not appropriate to conclude that the settlement or any potential future IRS action will affect the Company's ability to realize the expected tax benefits associated with the REMICs. Nonetheless, given the private nature of the settlement, the lack of clarity regarding the basis for the settlement, and the uncertainties regarding the IRS's potential future action, there can be no complete assurance that the settlement or any potential future IRS action will not have a material adverse effect on the tax benefits that the Company expects to realize from the REMICs.


6. NEW ACCOUNTING PRONOUNCEMENTS

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

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which superceded SFAS No. 125. With respect to certain disclosure requirements, SFAS No. 140 is effective subsequent to December 15, 2000, with full compliance for its requirements by April 2001.

         SFAS No. 140 provides among other disclosure requirements, rules relating to Special Purpose Entities. The Company is currently reviewing the impact of the implementation of SFAS No. 140 on its financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

7. SINGER ASSET FINANCE COMPANY, L.L.C. ("SINGER")/ENHANCE LIFE BENEFITS LLC ("ELB")

         As part of its review of strategic alternatives, the Company assessed the continuing value or impairment of goodwill recorded at approximately $22.1 million as of June 30, 2000, attributable to its wholly owned subsidiaries, Singer and ELB. The strategic analysis, which was performed by an investment banking firm, established that there is negligible investor interest in purchasing these companies and that it is unlikely that the Company would recover at minimum its recorded goodwill. In conjunction with this assessment, the Company also completed a long-term cash flow analysis. Additionally, Singer and ELB have continued to incur losses and generate negative cash flows throughout the first nine months of 2000. Accordingly, the Company determined as of June 30, 2000 that the entire recorded value of goodwill has been impaired and should be charged off, which charges has been included in non-insurance operating expenses.

         The Company is finalizing a plan to wind down, sell or otherwise dispose of the Singer and ELB business activities, operations and assets while meeting Singer's and ELB's servicing and financial obligations. A provision of $7.5 million has been recorded at September 30, 2000 to reflect severance and termination costs and other related wind-down costs, which charge has been included in non-insurance operating expenses. Additionally in October 2000, the Company sold certain assets and intangibles of ELB and has recorded an estimated loss of $1.4 million, which charge has been included in non-insurance operating expenses). As the Company continues to finalize this plan, it may incur further restructuring charges.

         The Company is also analyzing and evaluating those of its obligations that may remain in the event of run-off. This process includes the analysis and evaluation of the fixed and contingent exposures of Enhance Financial, Singer, ELB and the Company's non-consolidated entities (i.e. trusts and other special purpose entities) under servicing agreements, debt obligations and credit agreements. Enhance Financial has provided performance guarantees (in some cases with a direct performance obligation) to the respective lenders on behalf of Singer, ELB and related trusts, special purpose companies, etc. which were formed in conjunction with a number of securitizations. The guarantees relate to Singer and ELB's roles as originators and/or servicers of the securitized assets. Additionally, Enhance Financial has provided other forms of programmatic support, including the down-stream funding of tax credits related to the securitization of assignable state lottery awards and the guarantee of certain interest rate swap transactions entered into in connection with a number of the securitizations and to hedge interest rate risk to assets in the pipeline. In addition, Enhance Financial has indemnified many of Singer's and ELB's lenders against non-credit-related losses resulting from any breach of Singer's or ELB's representations, warranties or covenants.

         Enhance Financial will be responsible for servicing, in some cases for 15 years or longer, permanently financed securitized assets originated by Singer and ELB having an aggregate value of approximately $590.0 million and an additional $158.0 million currently placed in warehouse lines maturing before the end of 2000. In connection with Singer's lottery servicing obligations, related cash liquidity reserves of the Company totaling $7.5 million at September 30, 2000, which, while not pledged as credit support with respect to the assets, are at risk in the event of an uncured default by Singer or Enhance Financial.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

         Enhance Financial is obligated to fund federal and state tax credits related to lottery payments, either which Enhance Financial utilizes in connection with its tax obligations or for which Enhance Financial applies for refunds, through 2016 as follows (in millions):

    Year              Tax Credits
    ----              -----------
    2000              $25.2 ($17.9 funded through September 30)
    2001               25.2
    2002               24.5
    2003               23.0
    2004               21.7
    Thereafter        138.8

         At September 30, 2000, Enhance Financial has guaranteed Singer's performance under interest rate swap agreements with a notional amount of $40.0 million. The fair market value of these swaps was approximately $(261,000). Deferred hedge losses as of September 30, 2000 totaled approximately $655,000. Offsetting this liability was approximately $43.0 million of lottery receivables residing in the pipeline or in an off-balance sheet warehouse.

         At September 30, 2000, Singer has arranged for approximately $158.0 million of over-collateralized debt, financed through two off-balance sheet warehouse lines, secured by assets held by non-consolidated entities. The financings mature on December 29 and 30, 2000. Should the respective lenders elect not to renew the facilities, it will be necessary for the Company to refinance or sell the assets. In the event of default, the Company is exposed to the potential loss of its equity of approximately $21.9 million and the reversal of gains previously recognized of approximately $13.0 million. Additionally, if the Company reacquires these assets, they would be subject to current mark-to-market adjustments. Also, Singer has arranged for approximately $590.0 million of off-balance sheet collateralized permanent financing, secured by assets held by the non-consolidated entities.

         At September 30, 2000, Singer is obligated to purchase approximately $21.0 million of lottery assets and $4.2 of structured settlements, at prices that approximate their market value and are substantially protected by hedge agreements.

         On August 10, 2000, the Company entered into a letter of intent with certain members of Singer's management for the sale of certain of Singer's off-balance sheet assets, including its pipeline of lottery and structured settlement transactions and certain intangibles. Although the letter has expired, the Company continues to negotiate the terms of such sale.

8. INVESTMENT IN NEW SUBSIDIARY

         In April 2000 Enhance Financial acquired a convertible preferred stock representing a majority equity interest in Credit2B.com Inc. ("Credit2B"), a newly formed corporation, in return for cash and future capital commitments aggregating $14.0 million. Through September 30, 2000, Enhance Financial has funded $3.4 million of the $14.0 million commitment. Additionally, in October 2000 Enhance Financial funded an additional $2.7 million.

         The goal of Credit2B is to facilitate business trade credit on the Internet. It seeks to integrate data, analytics, scoring, and financial alternatives for business-to-business exchanges and web sellers to approve transactions and to offload risk in real time. Credit2B and Enhance Financial have entered into employment agreements with several of Credit2B's officers (including its President and Chief Executive Officer and its Chief Operating Officer), which provide base and incentive compensation of approximately $3.3 million per annum ($1.7 million of which is attributable to the aforementioned two officers). Each such agreement is cancelable upon 30 days notice by either party.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

         Enhance Financial currently intends to divest itself of its ownership of its stock in Credit2B prior to the end of 2000 and obtain value for Enhance Financial's shareholders. Accordingly, the Company at September 30, 2000 has accounted for its investment in Credit2B on the equity method of accounting notwithstanding that Enhance Financial's designees compose a majority of the Credit2B board of directors resulting in Enhance Financial having effective voting control of Credit2B. Enhance Financial's ability to complete its divestiture of Credit2B is subject to the current market-related uncertainties affecting the Internet businesses in general.

         Credit2B incurred a net loss for the period April 17, 2000 (date of inception) to September 30, 2000 of $2.9 million, of which Enhance Financial's share is $2.5 million ($2.1 million for the three-month period ended September 30, 2000).

9. RESTRUCTURING AND SHUTDOWN EXPENSES

         In September 2000, the Company determined to place Singer into wind-down and incurred $7.5 million for severance and related shutdown costs. See Note 7 for additional information regarding the October 2000 sale of certain assets of ELB.

         In May 2000, the Company ceased operations of its New Products and Ventures Group and incurred $2.9 million for severance and related shutdown costs.

         In May 2000, the Company transferred its entire equity interests in AGS Financial Group LLC , the entity that conducted a significant portion of the Company's South American operations, to the Company's partners (who constituted senior management of the enterprise) for nominal consideration. In connection with such transaction, the Company recognized a loss of $1.3 million.


10. LOSS RESERVE - CREDITRUST EXPOSURE

         The Company insured three securitization transactions in 1998 for special purpose subsidiaries of Creditrust Corporation ("Creditrust"), which has since filed for protection under the bankruptcy laws. In each case the Company insured notes issued by the special purpose vehicle and secured by pledges of receivables from pools of charged-off credit card obligations. The Company has concluded that the proceeds of the pledged receivables will likely be insufficient to satisfy the timely payment of the insured notes in two of those transactions and has, accordingly, established the indicated case-basis reserves aggregating $4.0 million of which $1.0 million has been charged to current earnings. In addition, the Company has received information alleging that certain of the data that Creditrust conveyed to the Company upon which the Company relied to gauge collection performance in the insured transactions for which reserves have been established had been altered and was therefore unreliable. Primarily as a result of these allegations, the Company filed a motion in Creditrust's bankruptcy proceeding seeking the appointment of a trustee to manage Creditrust's affairs.

         The Company believes the reserve amounts to be reasonable based on the information it currently has concerning the performance of the respective pools. The Company will continue to monitor these transactions closely for fluctuations in pool performance. See Note 13 for additional information regarding the litigation with Creditrust.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

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

         The Company evaluates performance based on net income. Summarized financial information concerning the Company's operating segments is presented in the following tables:


In thousands
                                                              September 30, 2000
                                                              ------------------

                                                    Insurance           Asset-based            Total
                                                    ---------           -----------            -----
Revenues from external customers                      $82,607             $ 10,455             $93,062
Net investment income                                  46,995                  282              47,277
Net income (loss)                                      37,235              (27,391)              9,844
Segment assets                                      1,098,470              455,162           1,553,632


                                                              September 30, 1999
                                                              ------------------
In thousands
                                                    Insurance           Asset-based            Total
                                                    ---------           -----------            -----
Revenues from external customers                      $75,601             $ 33,154          $  108,755
Net investment income                                  42,762                   --              42,762
Net income                                             51,020               13,023              64,043
Segment assets                                      1,213,998              220,865           1,434,863

         The following are reconciliations of reportable segment revenues and profit to Enhance Financial's consolidated totals:


In Thousands                                                              September 30,
                                                                          -------------
                                                                       2000         1999
                                                                       ----         ----
REVENUES

Total revenues from external customers for reportable segments       $ 93,062     $ 108,755

Net investment income for reportable segments                          47,277        42,762

Realized losses                                                        (1,357)       (4,480)
                                                                    ---------     ---------

     Total consolidated revenues                                    $ 138,982     $ 147,037
                                                                    =========     =========

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

12. LITIGATION

         Creditrust and its president filed a complaint against Enhance Financial and its wholly owned subsidiary, Asset Guaranty Insurance Company ("Asset Guaranty") on April 4, 2000 in the United States District Court for the District of Maryland alleging that a senior employee of Enhance Financial had posted messages on an internet message board containing derogatory, false, misleading, and/or confidential information regarding Creditrust, in violation of various state and federal common law and statutory duties. This alleged misconduct would have been unauthorized and contrary to Company policy. The employee identified in the lawsuit is no longer employed by the Company. Nonetheless, the complaint alleges that the message board activity was undertaken on behalf of the Company to further its competitive interests. On May 9, 2000, Enhance Financial and Asset Guaranty filed a motion to dismiss the complaint, which has not yet been argued or decided.

         On October 19, 2000, Enhance Financial and Asset Guaranty entered into a settlement agreement with Creditrust and its president, which provides for dismissal with prejudice of the complaint against Enhance Financial and Asset Guaranty with no payment of money by Enhance Financial or Asset Guaranty (the "Settlement Agreement"). The Settlement Agreement was reached as part of a global resolution of claims between and among parties including Enhance Financial and Asset Guaranty and Creditrust and its president, which included the claims brought by Asset Guaranty against Creditrust in Creditrust's bankruptcy proceeding. The Settlement Agreement is subject to approval by the Bankruptcy Court, and it will not become effective, and the complaint against Enhance Financial and Asset Guaranty will not be dismissed (although it is currently stayed) unless and until the Bankruptcy Court approves a plan of reorganization filed by Creditrust, which incorporates the terms of the Settlement Agreement. The settlement is also subject to certain other contingencies, which may or may not be satisfied.

         In November 2000, the Official Committee of Unsecured Creditors of Creditrust filed objections to the Settlement Agreement and a plan of organization in connection with the Creditrust bankruptcy that does not contemplate implementation of the Settlement Agreement, and Wells Fargo Bank Minnesota, N.A., as trustee, filed certain objections to the plan of reorganization filed by Creditrust.

         Even if the Settlement Agreement does not become effective and the motion to dismiss is not granted, in whole or in part, the Company believes that Creditrust's claims against the Enhance Financial and Asset Guaranty are not well founded and that the outcome of this litigation will not be material to the Company's business.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Enhance Financial Services Group Inc.
New York, NY 10017

We have reviewed the accompanying consolidated balance sheet of Enhance Financial Services Group Inc. and subsidiaries (the "Company") as of September 30, 2000, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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


/s/ DELOITTE & TOUCHE LLP
New York, New York
November 17, 2000

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company divides its business operations into two reportable operating segments: insurance businesses and asset-based businesses.

         The insurance businesses of the Company, which are conducted through its subsidiaries Enhance Reinsurance Company ("Enhance Re") and Asset Guaranty Insurance Company ("Asset Guaranty" and collectively with Enhance Re, the "Insurance Subsidiaries"), include principally the reinsurance of financial guaranties of municipal and asset backed debt obligations issued by monoline financial guaranty insurers. In addition, the Company is engaged in other insurance, reinsurance and non-insurance businesses that utilize the Company's expertise in performing sophisticated analyses of complex, asset-based risks. The Company's other insurance businesses involve the issuance of direct financial guaranties of smaller municipal debt obligations, trade credit reinsurance, financial institutions credit insurance (which includes excess-SIPC/excess-ICS and related type bonds) and financial responsibility bonds. Some of these other insurance businesses are conducted by Van-American Insurance Company ("Van-Am"), a Kentucky-domiciled insurer that writes reclamation bonds for the coal mining industry and surety bonds covering the closure and post-closure obligations of landfill operators. The Company also provides surety and other credit-based insurance products through its 45% ownership of SBF Participacoes Ltda. ("SBF").

         The Company operates its asset-based businesses primarily through its consolidated subsidiaries, Singer Asset Finance Company, L.L.C. ("Singer") and Enhance Consumer Services LLC as successor to the business of Enhance Life Benefits LLC (which corporate entity was sold in October 2000) ("ELB"), and minority owned subsidiaries, Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), and Sherman Financial Group LLC ("Sherman"). The Company's asset-based businesses include the origination, purchase, servicing and/or securitization of special assets, including state lottery awards, structured settlement payments, and viatical settlements; sub-performing/non-performing and seller-financed residential mortgages, real estate and subordinated residential mortgage-backed securities; and delinquent unsecured consumer assets. In May 2000 the Company divested its interest in AGS Financial LLC ("AGS"), resulting in a $1.3 million loss (included in non-insurance operating expenses). In October 2000, the Company sold certain assets and intangibles of ELB, including the corporate entity, resulting in a $1.4 million loss (included in non-insurance operating expenses). See Note 8 of Notes to Unaudited Financial Statements in this report for information about the formation by the Company of and its investment in Credit2B.com Inc. ("Credit2B").

         On November 13, 2000, Enhance Financial and Radian Group Inc. ("Radian") entered into an agreement (the "Merger Agreement') providing for the merger (the "Merger") of Enhance Financial with a wholly owned subsidiary of Radian. The Merger Agreement provides for Enhance Financial shareholders at the effective time of the Merger to receive .22 share of Radian common stock for each share of Enhance Financial common stock owned by them. Consummation of the Merger is subject to the satisfaction by each party of several conditions, including the approval of Enhance Financial and Radian shareholders, for which special meetings of shareholders are to be called as soon as practicable.

         The board of directors voted unanimously at a meeting held November 12, 2000 to approve the Merger and to recommend its approval to shareholders. At that meeting, the board received the opinion of Morgan Stanley Dean Witter & Company ("Morgan Stanley") that the Merger price was fair to the Enhance Financial shareholders from an economic point of view.

         Enhance Financial's entry into the Merger Agreement was the culmination of its efforts, for which it had retained Morgan Stanley in February 2000 to assist it, to identify and review strategic options to increase shareholder value.

         Radian provides private mortgage insurance coverage in the United States on residential mortgage loans.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The closing prices of Enhance Financial common stock and Radian common stock on November 13, 2000, the last trading day prior to the announcement of the execution of the Merger Agreement, were$13 13/16 and $64 3/16, respectively.

         The Merger Agreement requires that Enhance Financial pay Radian a "break-up fee" of $20.0 million if the Enhance Financial board of directors withdraws its recommendation to shareholders that they approve the transaction, the shareholders fail to approve the transaction and the Company is sold to another party with twelve months thereafter (which fee increases to $25.0 million if the Company is sold to any of certain specified competitors of Radian). In addition, if Radian terminates the Merger Agreement for any of certain specified reasons as permitted by the Merger Agreement, Radian will be entitled to reimbursement of its expenses in the transaction up to $5.0 million.

         On September 28, 2000, Enhance Financial and Residential Funding Corporation ("GMAC-RFC") entered into an agreement providing for the sale to GMAC-RFC of Enhance Financial's wholly owned partnership (the "Partnership") which, in turn, holds a 46% interest in Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and REMIC interests in securitizations. Enhance Financial and GMAC-RFC are each permitted to terminate the agreement if Enhance Financial enters into another agreement providing for the sale by Enhance Financial of the Partnership (including through the sale of the Company as an entirety) to another party. Enhance Financial is required to pay GMAC-RFC a "break-up fee" of $4 million if either party tenders a notice of termination prior to the consummation of the sale. Pursuant to the terms of the Merger Agreement, Enhance Financial is required to provide such notice prior to the consummation of the Merger

         The Merger Agreement requires that, if the Merger fails to be consummated under certain circumstances, Radian will be required to purchase the Company's interest in C-BASS for a purchase price equal to 90% of the consideration to be paid by GMAC-RFC for the Partnership.

         The Merger Agreement was the result of the Company's efforts, commenced in February 2000, to identify and review strategic options to increase shareholder value. These efforts were, in turn, partly an outgrowth of an August, 1999 decision by Moody's Investor Service, Inc. ("Moody's) to downgrade the senior long term debt rating of Enhance Financial from Aa3 to A2 and the insurance financial strength rating of Enhance Re from Aaa to Aa2. In February 2000, Moody's placed such debt and insurance financial strength ratings under review for possible further downgrade. It is possible that Moody's or the Company's other rating agencies may further downgrade Enhance Financial's long term debt rating and the financial strength rating of Enhance Re. See Note 13 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K/A for the year ended December 31, 1999 for related issues and potential consequences as the foregoing may relate to the Company's reinsurance contracts. The Company is continuing to address its liquidity shortage, and its ability to meet its debt obligations, commitments and to fund its operations pending consummation of the Merger. See Notes 7 and 8 of the Notes to Unaudited Financial Statements in this report regarding issues related to two non-insurance subsidiaries of Enhance Financial. Pending consummation of the Merger, the financial flexibility of the Company is limited.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

         Interest rates increased between the third quarters of 1999 and 2000, reducing refundings of bonds in place and also the volume of new issues. In the third quarter of 2000, municipal new-issue volume was $46.0 billion, a decline of 4.2% from the same period in 1999. The insured portion of such new issues was 46.9% and 46% during the third quarters of 2000 and 1999, respectively. Total municipal bond refundings were $5.6 billion in the third quarter of 2000, approximately 12.3% of new-issue volume, down from 14% for the third quarter of 1999, due to higher interest rates.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Gross premiums written in the third quarter of 2000 decreased 31.1% to $23.7 million from $34.4 million in the same period in 1999. The decrease is mainly attributable to declines in municipal reinsurance, financial institutions business and direct financial guaranty business of $3.0 million, $7.3 million and $1.7 million, respectively, partially offset by an increase in non-municipal reinsurance of $1.5 million. As with other financial guaranty companies, the Company experienced an increase in installment premiums relative to upfront premiums, which allows for equivalent future earned premium with a smaller written premium base.

         Net premiums written decreased $6.4 million to $22.5 million in the third quarter of 2000 from $28.9 million in the same period in 1999. Decreases in municipal reinsurance of $3.0 million, direct financial guaranty of $2.2 million and financial institutions of $2.3 million were partially offset by an increase in net non-municipal reinsurance premiums.

         The following table shows net premiums written by line of business for the periods presented:


                                          3rd Quarter
--------------------------------------------------------------------------------
Net Premiums Written
(dollars in millions)                  2000      1999   $ Change    % Change
--------------------------------------------------------------------------------
Municipal Reinsurance                $   4.2   $   7.2   $ (3.0)    (41.7)%
Non-Municipal Reinsurance                6.5       5.0      1.5      30.0
Direct Financial Guaranty                6.7       8.9     (2.2)    (24.7)
Trade Credit                             4.6       4.8     (0.2)     (4.2)
Financial Responsibility                 0.1       0.3     (0.2)    (66.7)
Financial Institutions and Other         0.4       2.7     (2.3)    (85.2)
                                     -------------------------------------------
Total                                $  22.5   $  28.9   $ (6.4)    (22.1)%
                                     ===========================================

         Net premiums earned grew 4.4% to $26.0 million in the third quarter of 2000 from $24.9 million in the third quarter of 1999. The growth in premiums earned is mainly attributable to the increase writings in non-municipal reinsurance and direct financial guaranty insurance. Earned premiums from refundings contributed $1.4 million (or 5.4%) of earned premiums in the third quarter of 2000 compared to $4.8 million (or 19.3%) in the same period in 1999. Deferred premium revenue, net of prepaid reinsurance premiums, grew to $348.7 million at September 30, 2000 from $337.3 million at December 31, 1999 and $326.3 at September 30, 1999.

         The following table shows net premiums earned by line of business for the periods presented:


                                           3rd Quarter
--------------------------------------------------------------------------------
  Net Premiums Earned
  (dollars in millions)                 2000      1999   $ Change   % Change
--------------------------------------------------------------------------------
Municipal Reinsurance                $   6.9   $   9.3   $ (2.4)    (25.8)%
Non-Municipal Reinsurance                7.9       6.8      1.1      16.2
Direct Financial Guaranty                4.2       2.2      2.0      90.9
Trade Credit                             4.2       4.4     (0.2)     (4.5)
Financial Responsibility                 0.2       0.4     (0.2)    (50.0)
Financial Institutions and Other         2.6       1.8      0.8      44.4
                                     -------------------------------------------
Total                                $  26.0   $  24.9   $  1.1    4.4 %
                                     ===========================================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Net investment income increased 6.5% to $16.3 million in the third quarter of 2000 from $15.3 million in the same period in 1999. This increase resulted primarily from the growth in the Company's fixed maturities portfolio and short-term investments from $973.8 million at September 30, 1999 to $1,058.6 million at September 30, 2000. The investment yields on the Company's investment portfolio were 6.2% and 6.3% for the third quarters of 2000 and 1999, respectively. In addition, the Company realized $0.1 million capital gain in the third quarter of 2000 compared with $0.1 million of capital losses in the third quarter of 1999.

         The Company recognized revenues from disposition of assignments, through securitization and other sales and other assignment revenues of ($0.8) million in the third quarter of 2000 compared to $12.2 million in the third quarter of 1999. The decrease in the third quarter compared to the prior period is attributable to negative mark-to-market adjustments of $2.9 million on retained interests of securitized assets held by non-consolidated subsidiaries and a decrease in gains from disposition of assignments In August 2000, the Company determined to place Singer, the subsidiary responsible for such revenues, in wind-down.

         Incurred losses and loss adjustments expenses ("LAE") were $2.1 million in the third quarter of 2000 compared to $3.8 million for the same period of 1999. The reduction in incurred losses and LAE resulted from an increase in loss reserves in the Company's surety line of business in the third quarter of 1999.

         The Company's insurance expense ratio was 61.8% in the third quarter of 2000 compared to 52.1% in the third quarter of 1999. The increase in the Company's insurance expense ratio is a result of an increase in policy acquisition costs and an increase in insurance expenses. The Company ceased the operations of its New Product and Ventures Group at the end of the second quarter 2000. As a result various fixed expenses amounting to $1.1 million are now allocated to the insurance group. Policy acquisition costs ("PAC") were $10.6 million and $8.9 million for the third quarters of 2000 and 1999, respectively, representing 40.8% and 35.8% of earned premiums in those respective periods. The increase in PAC is primarily due to a reduction in financial institutions writings thereby decreasing deferred costs.

         Non-insurance expenses increased to $15.8 million in the third quarter of 2000 from $14.9 million during the same period in 1999. This increase primarily reflects non-recurring expenses totaling $7.5 million in Singer primarily for severance and related wind-down costs, a loss on sale of ELB assets ($1.4 million) and a $4.0 million break-up fee associated with the termination of the sale of C-BASS offset by higher 1999 expenses, including expenses attributable to AGS and New Products and Ventures Group ("NPV") which were sold/shut down in 2000, Singer's start-up expenses in its viatical settlement product and operating expenses including payroll/benefits, depreciation and advertising costs.

         The Company realized income of $1.7 million from its investments in affiliates in the third quarter of 2000 compared to $4.5 million in the third quarter of 1999, primarily as a result of losses from Credit2B and reduced income from C-BASS.

         Interest expense totaled $4.2 million and $3.1 million in the third quarters of 2000 and 1999, respectively, reflecting the increase in the Company's short-term debt outstanding.

         The Company had a net tax benefit of $10.9 million (based on income of $4.6 million) for the third quarter of 2000 versus a benefit of $1.8 million (based on income of $20.6 million) for the prior year. The Company incurred a taxable loss for the quarter excluding tax-exempt investment income of approximately $7.7 million. The Company anticipates a lower effective tax rate for the year 2000 due to benefits realized on operating losses generated by Singer and Van Am.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The 2000 and 1999 effective tax rates are reflective of the April 1999 purchase of a portfolio of residential mortgage-backed securities that consist of residual interests in real estate mortgage investment conduits ("REMICs"), which is expected to provide tax benefits that will result in a lowering of the Company's effective tax rate through at least 2001. For the three months period ending September 30, 2000, the Company realized no tax benefits from the portfolio of REMICs, compared with $5.3 million for the same period in 1999. With respect to the acquired tax benefits, as of September 30, 2000, the Company had recorded a $122.2 million deferred tax asset and a related deferred credit; no such deferred credit was recorded as of September 30, 1999. The deferred tax asset is reduced and the deferred credit is amortized to income (as a reduction of current tax expense) as the tax benefits are realized (approximately $10.5 million for the nine month period ended September 30, 2000 and none for the three month period ended September 30, 2000). At September 30, 2000, the Company did not record a deferred federal income tax liability of $10.5 million for tax losses of $30.0 million associated with the portfolio because the tax law provides a means, through the use of a particular tax strategy which the Company intends to use, by which income tax benefits associated with this portfolio will not result in future tax obligations. The tax strategy involved numerous assumptions and requires that certain steps occur in a specific order. Although the Company believes that the assumptions are reasonable and that the Company can cause the required steps to occur in the proper order, certain of the assumptions and steps are outside the control of the Company and therefore there is no assurance that all the assumptions will be satisfied or all of the steps will occur in the proper order. In addition, this tax strategy is based on current law and there is no assurance that new laws, regulations or court decisions will not be enacted or occur and render the tax strategy ineffective. If (i) the Company were to dispose of the portfolio other than in accordance with its currently anticipated tax strategy, (ii) the Company were to determine that the Company would be unable or it would be unadvisable to utilize the tax strategy, (iii) current tax law were to change, or (iv) there were an unfavorable determination by the IRS regarding the Company's tax strategy, the Company may be required to record a deferred federal income tax liability for and/or recapture all or a significant portion of the tax losses associated with the portfolio that the Company previously recognized (an aggregate of $24.9 million as of September 30, 2000). See Note 6 of Notes to Consolidated Financial Statements in the 1999 Form 10-K/A and Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in this report for additional information regarding the federal income tax effect of the portfolio on the Company.

         As discussed in Note 6 of Notes to Consolidated Financial Statements in the 1999 Form 10-K/A, one of the prior owners of the REMICs was audited by the IRS for taxable years during which such owner owned the portfolio. Upon completion of that audit, the IRS determined that certain tax strategies adopted by the prior owner with respect to the REMICs were improper and should be disallowed. The prior owner disputed the IRS's determination and filed suit in the United States Tax Court to overturn the IRS's audit adjustments relating to the REMICs. In August 2000, the prior owner and the IRS reached a settlement in their Tax Court litigation and the Tax Court entered a series of stipulated decisions regarding the settlement. The stipulated decisions appear to be a concession by the IRS of the incorrectness of its audit determination that certain tax strategies adopted by the prior owner with respect to the REMICs were improper and should be disallowed. After reviewing the stipulated decisions, Company's counsel has advised the Company that, at the present time, its is not appropriate to conclude that the settlement or any potential future IRS action will affect the Company's ability to use the tax strategy. Nonetheless, given the private nature of the settlement, the lack of clarity regarding the basis for the settlement, and the uncertainties regarding the IRS's potential future action, there can be no complete assurance that the settlement or any potential future IRS action will not have a material adverse effect on the Company's ability to use the tax strategy.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The Company had net income of $15.6 million in the third quarter of 2000 compared to net income of $22.4 million in the third quarter of 1999. Third quarter 2000 basic and diluted earnings per share were $.41 and $.40, respectively, compared to $.59 and $.57, respectively, in the third quarter of 1999. The decrease in net earnings is primarily due to loss on sale of ELB assets ($1.4 million), restructuring costs including severance at Singer ($7.5 million), break-up fees of $4.0 million relating to the termination of the agreement to sell C-BASS, an increase in operating expenses, higher policy acquisition costs and a decrease in assignment sales partially offset by increased income tax benefits of $10.9 million, an increase in earned premiums and lower loss and loss adjustment expenses.

         The diluted weighted average shares outstanding during the third quarter of 2000 were 38.8 million compared to 39.0 million during the third quarter of 1999.

         Singer and ELB combined contributed net loss of $.31 per share in the third quarter of 2000 compared to net earnings of $.03 per share during the comparable period in 1999. C-BASS contributed $.09 per share to Enhance Financial's third quarter 2000 net income, compared to $.10 per share during the comparable period in 1999. Sherman contributed net income of $.01 per share income, compared to $.00 per share loss during the comparable period in 1999. Credit2B had a $.05 per share loss in the third quarter of 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

         In the first nine months of 2000, industry-wide municipal new-issue volume was $141.1 billion, a decline of 17.5% from the same period in 1999. The insured portion of such new issues was 40.7% and 47.0% during the first nine months of 2000 and 1999, respectively. Total municipal bond refundings in the first nine months of 2000 represented approximately 9.4% of new-issue volume, down from 18.0% for the first nine months of 1999.

         Gross premiums written in the first nine months of 2000 decreased 3.8% to $95.3 million from $99.1 million in the same period in 1999. The decrease is mainly attributable to declines in municipal reinsurance and financial institutions businesses of $3.9 million and $10.9 million, respectively, partially offset by an increase in direct financial guaranty (including asset-backed), non-municipal reinsurance and trade credit of $6.0 million, $3.5 million and $1.9 million respectively. As with other financial guaranty companies, the Company experienced an increase in installment premiums relative to upfront premiums, which allows for equivalent future earned premium with a smaller written premium base.

         Net premiums written decreased $0.7 million to $92.7 million in the first nine months of 2000 from $93.4 million in the same period in 1999. Decreases in municipal reinsurance of $4.1 million and financial institutions of $5.9 million were offset by increases in non-municipal reinsurance of $3.5 million and direct financial guaranty of $4.7 million. Of the Company's net premiums written in the first nine months of 2000, 28.0%, 24.2% and 47.8% were derived from the reinsurance of municipal bonds, the reinsurance of non-municipal obligations and the Company's other insurance lines, respectively, compared to 32.2%, 20.2% and 47.6% during the same period in 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following table shows net premiums written by line of business for the periods presented:


                                      Nine months ended September 30,
--------------------------------------------------------------------------------
Net Premiums Written
(dollars in millions)                  2000      1999    $ Change   % Change
--------------------------------------------------------------------------------
Municipal Reinsurance                $  25.9   $  30.0   $ (4.1)    (13.7)%
Non-Municipal Reinsurance               22.4      18.9      3.5      18.5
Direct Financial Guaranty               23.2      18.5      4.7      25.4
Trade Credit                            17.7      16.1      1.6       9.9
Financial Responsibility                 0.6       1.1     (0.5)    (45.5)
Financial Institutions and Other         2.9       8.8     (5.9)    (67.0)
                                     -------------------------------------------
Total                                $  92.7   $  93.4   $ (0.7)      0.7%
                                     ===========================================

         Net premiums earned increased 8.0% to $81.3 million in the first nine months of 2000 from $75.3 million in the first nine months of 1999. The increase in premiums earned is mainly attributable to recognition of non-municipal and direct financial guaranty writings. Earned premiums from refundings contributed $6.0 million (or 7.4%) of earned premiums in the first nine months of 2000 compared to $9.7 million (or 12.9%) in the same period in 1999.

         The following table shows net premiums earned by line of business for the periods presented:


                                       Nine months ended September 30,
--------------------------------------------------------------------------------
  Net Premiums Earned
  (dollars in millions)                2000      1999   $ Change   % Change
--------------------------------------------------------------------------------
Municipal Reinsurance                $  23.5   $  25.7   $ (2.2)     (8.6)%
Non-Municipal Reinsurance               23.4      19.6      3.8      19.4
Direct Financial Guaranty               10.3       7.1      3.2      45.1
Trade Credit                            14.9      14.6      0.3       2.1
Financial Responsibility                 0.9       1.2     (0.3)    (25.0)
Financial Institutions and Other         8.3       7.1      1.2      16.9
                                     -------------------------------------------
Total                                $  81.3   $  75.3   $  6.0    8.0 %
                                     ===========================================

         Net investment income increased 10.5% to $47.3 million in the first nine months of 2000 from $42.8 million in the same period in 1999. This increase resulted primarily from the growth in the Company's fixed-maturities portfolio and short-term investments from $973.8 million at September 30, 1999 to $1,058.6 million at September 30, 2000. The average yields on the Company's investment portfolio were 6.2% and 6.0% for the first nine months of 2000 and 1999, respectively. In addition, the Company realized $1.4 million of capital losses in the first nine months of 2000 compared with $4.5 million of capital losses in the first nine months of 1999. The 1999 capital loss includes the recognition of a $4.7 million pre-tax write down of asset-backed securities.

         The Company recognized revenues from disposition of assignments, through securitization and other sales and other assignment revenues of $9.1 million in the first nine months of 2000 compared to $28.5 million in the first nine months of 1999. The decrease in the first nine months of 2000 compared to the prior period is attributable to negative mark-to-market adjustments of $12.3 million on retained interests of securitized assets held by non-consolidated subsidiaries. In August 2000, the Company determined to place Singer, the subsidiary responsible for such revenues, in wind-down.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Incurred losses and LAE were $22.7 million in the first nine months of 2000 compared to $9.2 million for the same period of 1999. This increase is primarily due to an increase in loss reserves for financial responsibility claims primarily Van-Am of $12.3 million, and a $4.0 million reserve for a direct non-municipal reinsurance claim. An increase of $11.0 million in respect to the financial responsibility claims in the second quarter of 2000 followed a special reserve study and reflects adverse developments resulting primarily in case reserve and IBNR (incurred but not reported) reserve increases for specific bond coverage.

         The Company's insurance expense ratio was 57.1% in the first nine months of 2000 compared to 52.9% in the first nine months of 1999. The Company dissolved NPV (non-insurance group) at the end of the second quarter 2000. Proportioned expenses amounting to $1.1 million were allocated to the insurance group in the third quarter. PAC were $31.1 million and $27.0 million for the first nine months of 2000 and 1999, respectively, representing 38.3% and 35.9% of earned premiums in those respective periods. The increase in PAC is primarily due to a reduction in FIT writing thereby decreasing deferred cost.

         Non-insurance expenses increased to $79.9 million in the first nine months of 2000 from $41.3 million during the same period in 1999. This increase primarily reflects non-recurring expenses including Singer-related items, which consists of the write off of goodwill for $22.1 million, severance and related shut-down costs of $7.5 million, $2.0 million for the recognition of a servicing liability, $1.4 million relating to an employee arbitration award, and a break-up fee of $4.0 million associated with the termination of the sale of C-BASS, loss on sale of ELB assets of $1.4 million, NPV termination costs of $4.2 million, including a $1.3 million loss on the sale of AGS and $1.7 million of restructuring-related obligations to the current officers of Credit2B.com Inc. These expenses were partially offset by higher 1999 expenses, including expenses attributable to AGS and NPV which were sold and shut down, respectively, in 2000, Singer's start-up expenses in its viatical settlement product and payroll/benefit, depreciation and advertising costs.

         The Company realized income of $21.1 million from its investments in affiliates in the first nine months of 2000 compared to $17.0 million in the first nine months of 1999. The increase is primarily attributed to equity in income earned from C-BASS of $22.9 million compared to $16.7 million received in 1999 offset by losses in Credit2B.

         Interest expense totaled $12.3 million and $8.0 million in the first nine months of 2000 and 1999, respectively, reflecting the increase in the Company's short-term debt outstanding.

         The Company's tax benefit for the first nine months of 2000 was $10.9 million primarily due to $30 million of permanent tax losses compared to a tax expense of $1.6 million (effective tax rate of 2.4% which included a benefit of $14.4 million from permanent tax losses) for the same period of 1999. The Company incurred a taxable loss in the third quarter and reduced its effective tax rate for the year in anticipation of lower taxable income.

         The 2000 and 1999 effective tax rates are reflective of the April 1999 purchase of a portfolio of residential mortgage-backed securities that consist of residual interests in real estate mortgage investment conduits ("REMICs"), which was expected to provide tax benefits resulting in a lowering of the Company's effective tax rate through at least 2001. For the nine month period ending September 30, 2000, the Company realized $10.5 million of tax benefits from the portfolio of REMICs, compared with $14.4 million for the same period in 1999. With respect to the acquired tax benefits, as of September 30, 2000, the Company had recorded a $122.2 million deferred tax asset and a related deferred credit; no such deferred credit was recorded as of September 30, 1999. The deferred tax asset is reduced and the deferred credit is amortized to income (as a reduction of current tax expense) as the tax benefits are realized (approximately $10.5 million for the nine month period ended September 30, 2000). At September 30, 2000, the Company did not record a deferred federal income tax liability of $10.5 million for tax losses of $30.0 million associated with the portfolio because the tax law provides a means, through the use of a particular tax strategy which the Company intends to use, by which income tax benefits associated with this

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

portfolio will not result in future tax obligations. The tax strategy involved numerous assumptions and requires that certain steps occur in a specific order. Although the Company believes that the assumptions are reasonable and that the Company can cause the required steps to occur in the proper order, certain of the assumptions and steps are outside the control of the Company and therefore there is no assurance that all the assumptions will be satisfied or all of the steps will occur in the proper order. In addition, this tax strategy is based on current law and there is no assurance that new laws, regulations or court decisions will not be enacted or occur and render the tax strategy ineffective. If (i) the Company were to dispose of the portfolio other than in accordance with its currently anticipated tax strategy, (ii) the Company was to determine that the Company would be unable or it would be unadvisable to utilize the tax strategy, (iii) current tax law were to change, or (iv) there were an unfavorable determination by the IRS regarding the Company's tax strategy, the Company may be required to record a deferred federal income tax liability for and/or recapture all or a significant portion of the tax losses associated with the portfolio that the Company previously recognized (an aggregate of $24.9 million as of September 30, 2000). See Note 6 of Notes to Consolidated Financial Statements in the 1999 Form 10-K/A and Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in this report for additional information regarding the federal income tax effect of the portfolio on the Company.

         As discussed in Note 6 of Notes to Consolidated Financial Statements in the 1999 Form 10-K/A, one of the prior owners of the REMICs was audited by the IRS for taxable years during which such owner owned the REMICs. Upon completion of that audit, the IRS determined that certain tax strategies adopted by the prior owner with respect to the REMICs were improper and should be disallowed. The prior owner disputed the IRS's determination and filed suit in the United States Tax Court to overturn the IRS's audit adjustments relating to the REMICs. In August 2000, the prior owner and the IRS reached a settlement in their Tax Court litigation and the Tax Court entered a series of stipulated decisions regarding the settlement. The stipulated decisions appear to be a concession by the IRS of the incorrectness of its audit determination that certain tax strategies adopted by the prior owner with respect to the REMICs were improper and should be disallowed. After reviewing the stipulated decisions, Company counsel has advised the Company that, at the present time, its is not appropriate to conclude that the settlement or any potential future IRS action will affect the Company's ability to use the tax strategy. Nonetheless, given the private nature of the settlement, the lack of clarity regarding the basis for the settlement, and the uncertainties regarding the IRS's potential future action, there can be no complete assurance that the settlement or any potential future IRS action will not have a material adverse effect on the Company's ability to use the tax strategy.

         The Company had a $9.8 million net income for the first nine months of 2000 compared to net income of $64.0 million in the first nine months of 1999. Basic and diluted earnings per share were $0.26 and $0.25, respectively, in the first nine months of 2000 compared to $1.69 and $1.64, respectively, for the same period of 1999.

         The diluted weighted average shares outstanding during the first nine months of 2000 was 38.7 million compared to 39.1 million during the same period of 1999.

         The Company experienced net pre-tax unrealized gains of $27.3 million in its available-for-sale portfolio during the first nine months of 2000, compared with unrealized losses of $47.5 million during the same period in 1999. Such gains are directly attributable to a decrease in interest rates during such period. The Company does not believe it is possible to predict changes in interest rates or that the lower interest rates during such period are necessarily indicative of a trend.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Singer and ELB combined a contributed net loss of $1.26. per share in the nine months ended September 30, 2000 compared to a net loss of $.05 per share during the comparable period in 1999. C-BASS contributed $.59 per share to Enhance Financial's nine-month 2000 net income, compared to $.42 per share during the comparable period in 1999. Sherman had a neglible impact on earnings per share, compared to a $.04 per share loss during the comparable period in 1999. Credit2B had a $.06 per share loss in 2000.


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

         Payments of dividends by the Insurance Subsidiaries are subject to restrictions relating to statutory capital and surplus and net investment income. During the first nine months of 2000, Enhance Financial received $18.0 million in dividends from Enhance Re ($15.0 million) and Asset Guaranty ($3.0 million). As of September 30, 2000, the maximum amount of dividends that may be paid in the subsequent quarter ending December 31, 2000 from the Insurance Subsidiaries without prior approval of the insurance regulatory authorities is $12.0 million.

         Payment of dividends by Enhance Financial to its shareholders are further restricted by the terms of the Credit Agreement. In the first nine months of 2000, Enhance Financial declared cash dividends of $.18 per share, aggregating $6.9 million. As a result of a loss in second quarter 2000, the Company was prohibited by the terms of its bank credit agreement from declaring and paying a dividend to its shareholders for the third quarter 2000 and is similarly constrained with respect to a fourth quarter 2000 dividend. The dividend in the third quarter of $2,292,523 was accrued in the third quarter and subsequently paid in October 2000 after the Company obtained a waiver from its bank lenders therefor. However, the Company does not anticipate requesting a waiver from the Company's bank lenders to pay a dividend to its shareholders during the fourth quarter of 2000.

         As of September 30, 2000, the statutory policyholders' surplus of Enhance Re and Asset Guaranty was $209.9 million and $89.9 million, respectively, compared to the minimum $68.4 million required by each under the Insurance Law and compared to $214.8 million and $90.6 million at December 31, 1999, respectively.

         The Company's cash flow provided by operations for the first nine months of 2000 was $24.5 million compared to cash flow provided from operations of $41.0 million for the same period in 1999. The decrease in cash flow provided from operations of $16.5 million for the same period in 1999 was primarily due to a decrease of $54.2 million in net income offset by favorable changes in receivables from affiliates, other assets and other non cash items. The carrying value of the Company's investment portfolio (total investments plus cash and cash equivalents) increased to $1,072.0 million at September 30, 2000 from $972.6 million at December 31, 1999 primarily as a result of the cash flows from operations and a decrease in unrealized losses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Enhance Financial is party to a credit agreement (as amended, the "Credit Agreement") with major commercial banks providing Enhance Financial with a borrowing facility aggregating up to $175.0 million, the proceeds of which are to be used for general corporate purposes. The outstanding principal balance under the Credit Agreement at September 30, 2000 is $174.4 million. The Credit Agreement requires that the net proceeds from sales of any of the Company's operating units or other assets be applied toward repayment of the outstanding balance thereunder.

         The Company and Mortgage Guaranty Insurance Company ("MGIC") each own 46% interests in C-BASS. The Company had contributed $55.5 million to C-BASS from its inception in 1996 through September 30, 2000.

         The Company and MGIC each own 45.5% interests in Sherman. At December 31, 1999 the Company committed to contribute a total of $11.25 million to Sherman, all of which has been contributed as of September 30, 2000. In May 1999, the Company guaranteed repayment by Sherman of up to 50% of the amount outstanding under a $50 million revolving credit facility that Sherman obtained from a major commercial bank. As of September 30, 2000, the outstanding principal balance under the facility was approximately $36.2 million, of which the Company has guaranteed $18.1 million.

         Based on the cash flow of the Company in recent years, the Company's current financial condition and the Company's expectation as to its net premium written, the Company does not expect the dividends in 2000 from the Insurance Subsidiaries and other subsidiaries will provide adequate liquidity to enable Enhance Financial to meet its debt obligations, general overhead expenses, expenditures for capital improvements and other funding commitments. To address this concern in the short term, the Company increased available bank borrowings under the Credit Agreement and proposes to address the situation in the longer term, both for 2000 and thereafter, a wind down Singer, the divestiture of its ownership of its stock in Credit2B and the sale of certain subsidiaries. The success of this effort will depend on numerous factors, many beyond the Company's control, including general capital market conditions, interest rate environment, and insurance regulatory constraints, and there can be no assurance that the Company will be successful in resolving the situation in a manner that will not involve substantial expense, dilution to its shareholders and/or a restructuring of the Company.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of September 30, 2000 there have been no material changes in the Company's market risk exposure as described in the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

         In addition, at September 30, 2000 Enhance Financial has guaranteed Singer's performance under interest rate swap agreements with a notional amount of $40.0 million. At September 30, 2000, the fair market value of these swaps was approximately ($261,000). Deferred hedge losses as of September 30, 2000 totaled approximately $655,000. Offsetting this liability was approximately $43.0 million of lottery receivables residing in the pipeline or in an off-balance sheet warehouse.

         Based on market values and prevailing interest rates as of September 30, 2000, a hypothetical instantaneous decrease (or increase) in rates of 100 basis points would produce an after-tax increase (or decrease) in the fair market value of these swaps of approximately $2.56 million, and would decrease (or increase) the deferred hedge losses by $2.56 million.

PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings.

            Creditrust and its president filed a complaint against Enhance Financial and Asset Guaranty on April 4, 2000 by Creditrust in the United States District Court for the District of Maryland. See Note 12 of the Notes to Unaudited Consolidated Financial Statements - Periods Ended September 30, 2000 and 1999.

ITEM 6.  Exhibits and reports on Form 8-K


         (a)      Exhibits

                  Exhibit 2      Agreement  and Plan of Merger, dated
                                 November 13, 2000, among the registrant, Radian Group Inc. and GOLD Acquisition Corporation

                  Exhibit 10.10. Partnership Interest Purchase Agreement,
                                 dated September 28, 2000, by and among the Registrant and Enhance C-BASS Residual Finance Corporation, as sellers, Credit-Based Asset Servicing and Securitization LLC, as an accommodating party, and Residential Funding Corporation and RFC Acquisition Corp., as purchasers.

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

Date: November 17, 2000            ENHANCE FINANCIAL SERVICES GROUP INC.


                                   By: /s/ Richard P. Lutenski
                                       -----------------------------------------
                                       Richard P. Lutenski
                                       Executive Vice President (duly authorized
                                       officer)
                                       and Chief Financial Officer