Form 10-Q/A
period 2000-09-30
ENHANCE FINANCIAL SERVICES GROUP INC
filed 2001-01-25
CIK 881889

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

         Under the Merger Agreement, if the merger does not take place because necessary conditions (including shareholder approvals) are not fulfilled by June 30, 2001, because of a breach by Radian or under similar circumstances, the Company can require Radian to purchase the Company's 46% interest in C-BASS for a purchase price equal to 90% of the consideration GMAC-RFC would have been required to pay for the Partnership (approximately $90 million).

         The Company has realized approximately $24.8 million of tax benefits relating to REMIC residuals owned by the Partnership. If the Company sells those REMIC residuals or the Partnership, the Company will be subject to taxes which could be as much as $24.8 million, essentially as a recapture of that amount of the tax benefits it has received. If the merger does not take place, the Company would likely sell C-BASS, directly or by selling the Partnership. Because the sale contemplated by the Merger Agreement would be of C-BASS, not of the Partnership, it should not result in a tax related to the REMIC residuals. However, a sale of the Company's interest in C-BASS may require consents from other owners of interests in C-BASS, which would not be required if the Company sold the Partnership. Therefore, it is possible the only way the Company would be able to sell its interest in C-BASS would be by selling the Partnership. A sale of the Partnership would result in the taxes of as much as $24.8 million related to the REMIC residuals.

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

         On September 28, 2000, Enhance Financial and Residential Funding Corporation ("GMAC-RFC") entered into an agreement providing for the sale to GMAC-RFC of Enhance Financial's wholly owned partnership (the "Partnership") which, in turn, holds a 46% interest in Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and REMIC interests in securitizations. Enhance Financial and GMAC-RFC are each permitted to terminate the agreement if Enhance Financial enters into another agreement providing for the sale by Enhance Financial of the Partnership (including through the sale of the Company as an entirety) to another party. Enhance Financial is required to pay GMAC-RFC a "break-up fee" of $4 million if either party tenders a notice of termination prior to the consummation of the sale. Pursuant to the terms of the Merger Agreement, Enhance Financial is required to provide such notice prior to the consummation of the Merger

         Under the Merger Agreement, if the merger does not take place because necessary conditions (including shareholder approvals) are not fulfilled by June 30, 2001, because of a breach by Radian or under similar circumstances, the Company can require Radian to purchase the Company's 46% interest in C-BASS for a purchase price equal to 90% of the consideration GMAC-RFC would have been required to pay for the Partnership (approximately $90 million).

         The Company has realized approximately $24.8 million of tax benefits relating to REMIC residuals owned by the Partnership. If the Company sells those REMIC residuals or the Partnership, the Company will be subject to taxes which could be as much as $24.8 million, essentially as a recapture of that amount of the tax benefits it has received. If the merger does not take place, the Company would likely sell C-BASS, directly or by selling the Partnership. Because the sale contemplated by the Merger Agreement would be of C-BASS, not of the Partnership, it should not result in a tax related to the REMIC residuals. However, a sale of the Company's interest in C-BASS may require consents from other owners of interests in C-BASS, which would not be required if the Company sold the Partnership. Therefore, it is possible the only way the Company would be able to sell its interest in C-BASS would be by selling the Partnership. A sale of the Partnership would result in the taxes of as much as $24.8 million related to the REMIC residuals.

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

Date: January 25, 2001             ENHANCE FINANCIAL SERVICES GROUP INC.


                                   By: /s/ Richard P. Lutenski
                                       -----------------------------------------
                                       Richard P. Lutenski
                                       Executive Vice President (duly authorized
                                       officer)
                                       and Chief Financial Officer